Form 10-Q
period 2005-09-30
Newkirk Realty Trust, Inc.
filed 2005-12-15
CIK 1333578

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      |_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended ____________

                                       OR

      |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from July 22, 2005 to September 30, 2005

                         Commission file number 1-32662

                           Newkirk Realty Trust, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Maryland                                    20-3164488
---------------------------------------     ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code (617) 570-4600
                                                   -----------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 19,375,000 Common Shares as of December 14, 2005.

                                Table of Contents

Part I. FINANCIAL INFORMATION                                               Page

        Item 1.   Financial Statements (Unaudited)

                  Balance Sheet at September 30, 2005..........................3

                  Statement of Cash Flows for the Period from Inception
                  (July 22, 2005) to September 30, 2005........................4

                  Notes to Financial Statements................................5

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results Operations.............................8

        Item 3.   Quantitative and Qualitative Disclosures about Market
                  Risk........................................................15

        Item 4.   Controls and Procedures.....................................15

Part II. OTHER INFORMATION

        Item 1.   Legal Proceedings...........................................16

        Item 2.   Unregistered Sales of Equity Securities and Use of
                  Proceeds....................................................16

        Item 3.   Defaults upon Senior Securities.............................16

        Item 4.   Submission of Matters to a Vote of Security Holders.........16

        Item 5.   Other Information...........................................17

        Item 6.   Exhibits....................................................17

        Signatures............................................................19


                                    2 of 24

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10Q - SEPTEMBER 30, 2005
                                  BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

Cash....................................................................$  1,000
                                                                        ========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Preferred Shares of Beneficial Interest, $.01 par value 100,000,000
      shares authorized, 0 issued and outstanding.......................$     --

Common Shares of Beneficial Interest, $.01 par value 400,000,000
      shares authorized, 100 issued and outstanding.....................       1

Additional paid-in capital..............................................     999
                                                                        --------
                                                                        $  1,000
                                                                        ========

                       See notes to financial statements.


                                    3 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10Q - SEPTEMBER 30, 2005
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                   For the Period from Inception
                                                        (July 22, 2005) to
                                                        September 30, 2005
                                                   -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                           $                       1,000
                                                   -----------------------------

       Net cash provided by financing activities                           1,000
                                                   -----------------------------

Net increase in cash                                                       1,000

Cash at Beginning of Period                                                   --
                                                   -----------------------------

Cash at End of Period                              $                       1,000
                                                   =============================

                       See notes to financial statements.


                                    4 of 24

                           NEWKIRK REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          FORM 10Q - SEPTEMBER 30, 2005

Note 1 - ORGANIZATION

      Newkirk Realty Trust, Inc. ("the Company"), a Maryland corporation was formed on July 22, 2005 for the purpose of becoming the general partner of, and acquiring a controlling interest in, The Newkirk Master Limited Partnership ("Newkirk MLP"). The Company had not become the general partner of Newkirk MLP as of September 30, 2005.

      The Company did not have any results of operations until after September 30, 2005.

Note 2 - SUMMARY OF ACCOUNTING POLICIES

      Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date. Actual amounts could differ those estimates.

      Cash and Cash Equivalents

      The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2005, the Company's cash was deposited in one financial institution.

      Income Taxes

      The Company intends to qualify and operate as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code. Under these provisions, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders to maintain the REIT qualification and not be subject to Federal income taxes for the portion of taxable income distributed. The Company must also satisfy certain tests concerning the nature of its assets and income distributed and meet certain record keeping requirements.

Note 3 - SUBSEQUENT EVENTS

      On November 7, 2005, the Company completed its initial public offering of common shares (the "IPO") pursuant to which it sold 15,000,000 shares of its common shares at a per share price of $16. Simultaneously with the IPO, the Company sold to Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) 3,125,000 shares of its common shares for a purchase price of $16 per share or $50 million in the aggregate. In addition, the Company issued an additional. 1,250,000 shares to Winthrop Realty Trust pursuant to an Acquisition Agreement (the "Exclusivity Assignment Agreement") in consideration for the assignment by Winthrop Realty Trust of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of the Company and Winthrop


                                    5 of 24

                           NEWKIRK REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          FORM 10Q - SEPTEMBER 30, 2005

Note 3 - SUBSEQUENT EVENTS (Continued)

      Realty Trust. The sale and issuance of shares to Winthrop Realty Trust were effected pursuant to the exemption from registration provided by
      Section 4(2) of the Securities Act of 1933. As a result of the foregoing transactions, the Company received net proceeds after underwriters and placement agent fees but before other expenses of $273,559,900.

      Following the consummation of the IPO and the issuance of shares to Winthrop Realty Trust, the Company had 19,375,000 shares of its common stock outstanding. The common shares of the Company are traded on the New York Stock Exchange under the symbol "NKT".

      In connection with the IPO and the Winthrop Realty Trust transactions:

      o     the Company was admitted as the general partner of Newkirk MLP;

      o the Company acquired a total of 19,375,000 units of limited partnership interest in Newkirk MLP, representing an approximately 30.1% interest, as follows: (1) 16,875,000 units directly from Newkirk MLP in exchange for a contribution of (i) $235.83 million to Newkirk MLP and (ii) certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of the Company, that the Company had acquired from Winthrop Realty Trust; (2) 2,375,000 units directly from Apollo Real Estate Investment Fund III, L.P. ("Apollo") for an aggregate purchase price of $35.85 million; and (3) 125,000 units of limited partnership directly from WEM-Brynmawr Associates LLC for an aggregate purchase price of $1.89 million. Both of Apollo and WEM-Brynmawr Associates are affiliated entities of the Company

      o the Company and Newkirk MLP entered into an Advisory Agreement (the "Advisory Agreement") with NKT Advisors, LLC ("NKT") pursuant to which NKT agreed to provide advisory services to the Company and Newkirk MLP;

      o the Company entered into Registration Rights Agreements with each of Winthrop Realty Trust, Vornado Realty Trust and Apollo pursuant to which each of such parties has certain rights to cause the Company to file a registration statement with the Securities and Exchange Commission under which the shares of common stock held by them are to be registered for resale;

      o the Company entered into an Exclusivity Services Agreement with Michael Ashner pursuant to which Michael Ashner agreed that if the Exclusivity Services Agreement that he entered into with Winthrop Realty Trust is terminated at a time when the assignment provided for pursuant to the Exclusivity Assignment Agreement is still in effect, all net-lease business opportunities offered to or generated by Michael Ashner will be offered to the Company;

      o the Company issued to NKT one share of its Special Voting Preferred Stock. The Special Voting Preferred Stock entitles NKT to vote on all matters for which the


                                    6 of 24

                           NEWKIRK REALTY TRUST, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          FORM 10Q - SEPTEMBER 30, 2005

Note 3 - SUBSEQUENT EVENTS (Continued)

            Company's common stockholders are entitled to vote. The number of votes that NKT will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represents the total number of units of limited partnership interest in Newkirk MLP that were outstanding immediately following consummation of the IPO (excluding units held by the Company). As units are redeemed at the option of a unitholder, the number of votes attaching to NKT's special voting preferred stock will decrease by an equivalent amount. The Advisory Agreement provides that on all matters for which NKT is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than the Company, on such matters, except that NKT (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust are limited under certain circumstances. The issuance of the Special Voting Preferred was effected pursuant to the exemption from registration provided by
            Section 4(2) of the Securities Act of 1933;

      o the Company granted exemptions from its ownership limitation set forth in its Articles of Incorporation to (i) Winthrop Realty Trust, Vornado Realty Trust and Apollo to the extent they hold up to 17.5%, 22.5% and 36.3%, respectively, of the Company's common shares (in either case, on a fully diluted basis assuming the redemption of all redeemable Newkirk MLP units in exchange for shares of common shares whether or not such units are then redeemable and, in the case of Vornado Realty Trust and its affiliates, excluding shares of common shares owned indirectly through their ownership of shares of Winthrop Realty Trust), (ii) Security Capital Preferred Growth Incorporated to the extent they hold up to 20% of the Company's common shares (without giving effect to the any shares issued upon redemption of Newkirk MLP units), and (iii) Kensington Investment Group, Inc. to the extent they hold up to 18.2% of the Company's common shares; and

      o Newkirk MLP's agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an umbrella real estate investment trust (UPREIT) structure, including provisions granting limited partners, other than the Company, the right, beginning on November 7, 2006 and subject to certain limitations, to cause Newkirk MLP to redeem their interest in Newkirk MLP at a price based on the closing price of the Company's common shares on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. The Company will be permitted to elect to purchase tendered partnership interests of Newkirk MLP for the redemption price and to pay the redemption price either in cash or by the issuance of shares of the Company's common shares.


                                    7 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements. Forward-looking statements include information relating to our intent, belief or current expectations.

      We identify forward-looking statements in this Form 10-Q by using words or phrases such as "anticipate," "believe," "estimate," "expect," "intend," "may be," "objective," "plan," "predict," "project" and "will be" and similar words or phrases (or the negative thereof).

      The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by such forward-looking statements.

      Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we cannot assure you that such expectations will be attained or that any deviations will not be material. We disclaim any obligation or undertaking to disseminate to you any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any statement is based.

Overview

      As of September 30, 2005, we had not become the general partner of The Newkirk Master Limited Partnership (the "Newkirk MLP"), the entity through which we own all of our current assets. However, on November 7, 2005, we
      (i) completed our initial public offering of common stock pursuant to which we sold 15,000,000 shares of our common stock at a price of $16 per share, before underwriters discount (the "IPO"), (ii) issued an additional 3,125,000 shares of our common stock to Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) in exchange for a $50 million cash purchase price, before placement agent fees, and (iii) issued an additional 1,250,000 shares of our common shares to Winthrop Realty Trust in consideration for the assignment by Winthrop Realty Trust of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, our Chairman and Chief Executive Officer and the Chairman and Chief Executive Officer of Winthrop Realty Trust. The proceeds of the IPO and the Winthrop Realty Trust transaction were used to acquire a 30.1% interest in Newkirk MLP and we became the general partner of Newkirk MLP. See "Other Matters."

      At September 30, 2005, Newkirk MLP owned an interest in 204 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. At September 30, 2005, there were two properties which were vacant and not leased containing approximately 235,000 square feet of space. The remaining 16,966,000 square feet or 98.6% of total space is leased. Newkirk MLP also holds subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of Newkirk MLP's properties as well as other properties, limited partnership interests in various partnerships that own commercial net-leased properties, an interest in a management company that provides services for Newkirk MLP as well as other real estate


                                    8 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Overview (Continued)

      partnerships, ground leases, remainder interests or the right to acquire remainder interests in various properties and miscellaneous other assets.

      Through Newkirk MLP, we intend to manage the existing properties through lease renewals and extensions with existing tenants, new leases and/or, if strategically warranted, sales. Upon expiration of a property's lease, we intend to extend the lease or promptly re-lease the property to a new tenant. If we are unable to extend a lease or re-lease the property on a net lease basis, our intention is to either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions, we may elect to retain non-net leased properties so as to maximize returns.

      The primary risks associated with re-tenanting properties are: (i) the period of time required to find a new tenant; (ii) whether renewal rental rates will be lower than in-place rental rates; (iii) significant leasing costs such as commissions and tenant improvement allowances; and (iv) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. These risks are addressed by contacting tenants well in advance of their lease expirations to ascertain their occupancy needs, visiting the properties to determine the physical condition of the property and meeting with local brokers to determine the depth of the rental market.

      We intend to employ a portion of the funds we contributed to Newkirk MLP from the IPO as well as from future debt or equity financing and redeploy a portion of Newkirk MLP's cash flow from operations and property sales to engage in significant acquisition and investment. We will look to:

      o acquire individual net leased properties and portfolios of net leased properties;

      o complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

      o acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

      o acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

      o acquire senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;

      o participate in development projects relating to net lease properties; and

      o     explore investment opportunities in non-domestic markets.


                                    9 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Trends

      Competition

      We expect to face increased competition for Newkirk MLP's targeted investments. We intend to capitalize on the acquisition and investment opportunities that NKT Advisor LLC, our advisor ("NKT") may bring to us as a result of its acquisition experience. Through its broad experience, our Advisor's senior management team , which is also our senior management team, has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition, we believe that NKT and its affiliates 'significant real estate management infrastructure will provide NKT with the economies of scale associated with their current business operations and thus will provide us with a competitive advantage when bidding on investment opportunities.

      Interest rate environment

      The current yield curve indicates that interest rates are likely to increase. The effect of future interest rate increases on future acquisitions is not possible to predict but with respect to the effect on Newkirk MLP's floating rate debt, we may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on our operations. Toward that end, we have entered into the following agreements in order to limit the exposure to interest rate volatility on a loan from KeyBank National Association and Bank of America, National Association which had a principal balance of approximately $593.5 million as of December 14, 2005: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR Rate at 4.642% for $250.0 million of the loan balance;
      (ii) an interest rate cap agreement with Bank of America for $425.0 million through November 2006 capping the LIBOR Rate at 5.0%; and (iii) an interest rate cap agreement with SMBC Derivative Products Limited capping the LIBOR Rate at 6.0% for the period from November 2006 until August 2008 for a notional amount of $290.0 million. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.

      Liquidity and Capital Resources

      Our principal sources of cash flow will be distributions from Newkirk MLP and equity raises. We raised approximately $273.6 million net of underwriting commission in connection with our initial public offering and sale of shares to Winthrop Realty Trust on November 7, 2005. On the same date, we used these funds to acquire units in Newkirk MLP. See "Other Matters."

      Newkirk MLP used the proceeds to repay $150.0 million of Newkirk MLP's existing debt and the balance of the proceeds will be utilized to fund future acquisitions and fund working capital requirements. We will conduct all of our operations through Newkirk MLP. As a public company, we will have access to public and private equity and debt markets and selective secured indebtedness. We may also seek an unsecured credit facility. However, there are factors that may have a material adverse effect on our access to capital sources. Our ability to incur additional debt


                                    10 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Liquidity and Capital Resources (Continued)

      to fund acquisitions will be dependent upon Newkirk MLP's existing leverage and its debt covenants, the value of the assets we are attempting to leverage and general economic conditions, which are outside of our influence.

      Our UPREIT structure will enable us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, limited partnership interests in Newkirk MLP. We intend to utilize this structure to facilitate our ability to acquire individual properties and portfolios of properties by structuring transactions which will defer tax payable by a seller while preserving Newkirk MLP's available cash for other purposes, including the payment of dividends and distributions.

      Newkirk MLP's principal sources of funds have historically been operating cash flows, property sales and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by Newkirk MLP from its properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, Newkirk MLP would be obligated for all operating expenses, including real estate taxes and insurance. As of September 30, 2005, two properties were vacant, representing 1.4% of total square footage.

      We believe that cash flows from Newkirk MLP's operations will continue to provide adequate capital to fund operating and administrative expenses and regular debt service obligations, as well as dividend payments required to be made by us to satisfy REIT requirements, in both the short-term and long-term. In addition, we anticipate that cash on hand and net proceeds from the issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for acquisitions and future capital costs required as a result of lease turnover by Newkirk MLP.

      Capital Expenditures

      Due to the net lease nature of Newkirk MLP's leases, Newkirk MLP does not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from Newkirk MLP's operating cash flows or borrowings.

      Other Matters

      On November 7, 2005, we completed the IPO and simultaneously sold to Winthrop Realty Trust 3,125,000 shares of our common stock for a purchase price of $16 per share or $50 million in the aggregate, before placement agent fees. In addition, we issued an additional. 1,250,000 shares to Winthrop Realty Trust pursuant to an Acquisition Agreement (the "Exclusivity Assignment Agreement") in consideration for the assignment by Winthrop Realty Trust of certain exclusivity


                                    11 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

      rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, our Chairman and Chief Executive Officer and Chairman and Chief Executive Officer of Winthrop Realty Trust. Both sales of shares to Winthrop Realty Trust were effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      Following the consummation of the IPO, we had 19,375,000 shares of our common stock outstanding. The common stock of the Company is traded on the New York Stock Exchange under the symbol "NKT".

      In connection with the IPO and the Winthrop Realty Trust transactions:

      o     we were admitted as the general partner of Newkirk MLP;

      o we acquired a total of 19,375,000 units of limited partnership interest in Newkirk MLP, representing an approximately 30.1% interest, as follows: (1) 16,875,000 units directly from Newkirk MLP in exchange for a contribution of (i) $235.83 million to Newkirk MLP and (ii) certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, our Chairman and Chief Executive Officer, that we had acquired from Winthrop Realty Trust; (2) 2,375,000 units directly from Apollo Real Estate Investment Fund III, L.P. ("Apollo") for an aggregate purchase price of $35.85 million; and (3) 125,000 units of limited partnership directly from WEM-Brynmawr Associates LLC for an aggregate purchase price of $1.89 million. Both of Apollo and WEM-Brynmawr Associates are affiliated entities of ours;

      o we and Newkirk MLP entered into an Advisory Agreement with NKT pursuant to which NKT agreed to provide advisory services to us and Newkirk MLP;

      o we entered into Registration Rights Agreements with each of Winthrop Realty Trust, Vornado Realty Trust and Apollo Real Estate Investment Fund III, L.P. ("Apollo") pursuant to which each of such parties has certain rights to cause us to file a registration statement with the Securities and Exchange Commission under which the shares of common stock held by them are to be registered for resale;

      o we entered into an Exclusivity Services Agreement with Michael Ashner pursuant to which Michael Ashner agreed that if the Exclusivity Services Agreement that he entered into with Winthrop Realty Trust is terminated at a time when the assignment provided for pursuant to the Exclusivity Assignment Agreement is still in effect, all net-lease business opportunities offered to or generated by Michael Ashner will be offered to us;

      o we issued to NKT one share of its Special Voting Preferred Stock. The Special Voting Preferred Stock entitles NKT to vote on all matters for which our common stockholders are entitled to vote. The number of votes that NKT will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of


                                    12 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Other Matters (Continued)

            the 64,375,000 votes entitled to be cast. The 45,000,000 votes represents the total number of units of limited partnership interest in the Newkirk MLP that were outstanding immediately following consummation of the IPO (excluding units held by us). As units are redeemed at the option of a unitholder, the number of votes attaching to NKT's special voting preferred stock will decrease by an equivalent amount. The advisory agreement with NKT provides hat on all matters for which NKT is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners, other than us, on such matters, except that NKT (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust are limited under certain circumstances. The issuance of the Special Voting Preferred was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933;

      o we granted exemptions from the ownership limitation set forth in our Articles of Incorporation to (i) Winthrop Realty Trust, Vornado Realty Trust and Apollo to the extent they hold up to 17.5%, 22.5% and 36.3%, respectively, of our common shares (in either case, on a fully diluted basis assuming the redemption of all redeemable Newkirk MLP units in exchange for shares of common shares whether or not such units are then redeemable and, in the case of Vornado Realty Trust and its affiliates, excluding shares of common shares owned indirectly through their ownership of shares of Winthrop Realty Trust), (ii) Security Capital Preferred Growth Incorporated to the extent they hold up to 20% of our common shares (without giving effect to the any shares issued upon redemption of e Newkirk MLP units), and (iii) Kensington Investment Group, Inc. to the extent they hold up to 18.2% of our common shares; and

      o Newkirk MLP's agreement of limited partnership was amended and restated to contain various provisions that are necessary and/or customary to provide for an umbrella real estate investment trust (UPREIT) structure, including provisions granting limited partners, other than us, the right, beginning on November 7, 2006 and subject to certain limitations, to cause Newkirk MLP to redeem their interest in Newkirk MLP at a price based on the closing price of our common shares on the New York Stock Exchange for the ten trading days prior to receipt of a redemption notice. We will be permitted to elect to purchase tendered partnership interests of Newkirk MLP for the redemption price and to pay the redemption price either in cash or by the issuance of shares of our common shares.

      Results of Operations

      We did not have any results of operations until after September 30, 2005.


                                    13 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.


                                    14 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

Item 4. CONTROLS AND PROCEDURES

      There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    15 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a)   N/A
      (b)   N/A
      (c)   N/A

Item 3. DEFAULTS UPON SENIOR SECURITIES

      N/A

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      N/A


                                    16 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

Item 5. OTHER INFORMATION

      N/A

Item 6. EXHIBITS

      Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

3.1   Amended and Restated Articles of Incorporation of the Company (d)

3.2   Amended and Restated By-laws of the Company (d)

4.1   Form of Certificate of Common Stock(c)

4.2   Form of Special Voting Preferred Stock(c)

10.1 Advisory Agreement, dated as of November 7, 2005, by and between the Company, The Newkirk Master Limited Partnership and NKT Advisors LLC(d)
      10.2 Acquisition Agreement, dated as of November 7, 2005, between the Company and First Union Real Estate Equity and Mortgage Investments ("First Union") (incorporated by reference to Exhibit 10.4 to First Union's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005) (d)

10.3 Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated as of November 7, 2005 (d)

10.4 Registration Rights Agreement, dated as of November 7, 2005, between the Company and Vornado Realty Trust(d)

10.5 Registration Rights Agreement dated as of November 7, 2005, between the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo") (d)

10.6 Registration Rights Agreement dated as of November 7, 2005, between the Company and First Union. (d)

10.7  Unit Purchase Agreement between the Company and Apollo. (d)

10.8 Unit Purchase Agreement between the Company and WEM-Brynmawr Associates LLC. (d)

10.9  Securities Purchase Agreement between the Registrant and First Union(d)

10.10 Exclusivity Services Agreement between the Company and Michael L. Ashner.
      (d)

10.11 Lock-Up Agreement dated November 7, 2005 among First Union and the Underwriters named therein. (d)

10.7  Registrant's 2005 Stock Incentive Plan(c)

10.15 Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC(c)

10.16 Master Loan Agreement, dated August 11, 2005, among The Newkirk Master Limited Partnership and T-Two Partners, L.P., KeyBank National Association, Bank of America, N.A., Lasalle Bank, National Association, and KeyBanc Capital Markets(b)

10.17 Master Promissory Note, dated as of August 11, 2005, by The Newkirk Master Limited Partnership in favor of KeyBank National Association(b)

10.18 Form of Mortgage, dated as of August 11, 2005, from The Newkirk Master Limited Partnership in favor of KeyBank National Association(b)

10.19 Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association(b)

10.20 Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association(b)

10.21 Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association(b)

10.22 Indemnity Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association(b)

10.23 Guaranty, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association with respect to the T-Two Loan(b)

10.25 Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC(c)


                                    17 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

16.1  Letter of Imowitz Koenig & Co., LLP(a)

21    Subsidiaries of Registrant(c)

31.   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed herewith

(a) Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005

(b) Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005

(c) Incorporated by reference to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(d) Incorporated by reference to the Company's Current Report on 8K filed November 15, 2005


                                    18 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEWKIRK REALTY TRUST, INC.


                                            BY: /s/ Michael L. Ashner
                                                -----------------------
                                                Michael L. Ashner
                                                Chief Executive Officer


                                            BY: /s/ Thomas C. Staples
                                                -----------------------
                                                Thomas C. Staples
                                                Chief Financial Officer

                                                Dated: December 15, 2005


                                    19 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

                                 CERTIFICATIONS

            I, Michael L. Ashner, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Newkirk Realty Trust, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

            a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


                                    20 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


      Date: December 15, 2005                            /s/ Michael L. Ashner
                                                         -----------------------
                                                         Michael L. Ashner
                                                         Chief Executive Officer


                                    21 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

                                 CERTIFICATIONS

            I, Thomas C. Staples, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Newkirk Realty Trust, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

            a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and


                                    22 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


      Date: December 15, 2005                            /s/ Thomas C. Staples
                                                         -----------------------
                                                         Thomas C. Staples
                                                         Chief Financial Officer


                                    23 of 24

                           NEWKIRK REALTY TRUST, INC.
                          FORM 10-Q SEPTEMBER 30, 2005

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Newkirk Realty Trust, Inc., (the "Company"), on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1 350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 15, 2005                                 /s/ Michael L. Ashner
                                                         -----------------------
                                                         Michael L. Ashner
                                                         Chief Executive Officer


Date:  December 15, 2005                                 /s/ Thomas C. Staples
                                                         -----------------------
                                                         Thomas C. Staples
                                                         Chief Financial Officer

                                    24 of 24