Form 10-K
period 2005-12-31
Newkirk Realty Trust, Inc.
filed 2006-03-14
CIK 1333578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PUSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission File Number 1-32662

NEWKIRK REALTY TRUST, INC.
(Exact name of Registrant as specified in its certificate of incorporation)

Maryland	20-3164488
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7 Bulfinch Place, Suite 500, Boston, Massachusetts	02114
(Address of principal executive offices)	(Zip Code)

(617) 570-4680
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2). Large Accelerated Filer ☐   Accelerated filer   ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐ No ☒

As of June 30, 2005, there was no aggregate market value of common shares held by non-affiliates of the registrant. The registrant completed its initial public offering on November 7, 2005.

As of March 1, 2006, there were 19,375,000 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, with respect to the 2006 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

Any statements in this report, including any statements in the documents that are incorporated by reference herein that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to:

•	the declaration or payment of distributions by us;

•	the ownership, management and operation of properties;

•	potential acquisitions or dispositions of our properties, assets or other businesses;

•	our policies regarding investments, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code of 1986, as amended;

•	the real estate industry and real estate markets in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions;

•	supply of real estate investment opportunities and demand;

•	trends affecting us or our assets;

•	the effect of acquisitions or dispositions on capitalization and financial flexibility;

•	the anticipated performance of our assets and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, earnings before interest, depreciation and amortization, property net operating income, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing; and

•	our ability, and that of our assets and acquired properties and businesses, to grow.

Our stockholders are cautioned that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained or incorporated by reference in this report and any amendment hereof, including, without limitation, the information set forth in “Item 1A. Risk Factors” below or in any risk factors in documents that are incorporated by reference in this report, identifies important factors that could cause such differences. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.

PART I

ITEM 1. BUSINESS

Overview

Newkirk Realty Trust, Inc. is a recently-formed Maryland corporation that intends to qualify as a real estate investment trust or "REIT" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). We were formed in July 2005 and completed our initial public offering (the “IPO”) on November 7, 2005. We were formed to acquire an ownership interest in, and become the general partner of, The Newkirk Master Limited Partnership (the “Operating Partnership”), a Delaware limited partnership. The Operating Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate assets. See “Our Assets” below. All references to “We,” “Us,” and “Company” refer to Newkirk Realty Trust, Inc. and its consolidated subsidiaries.

As indicated below, we hold a 30.1% ownership interest in the Operating Partnership. All of our assets are held through the Operating Partnership and its subsidiaries. We expect that as limited partners in the Operating Partnership begin exercising their right to have their limited partnership interests in the Operating Partnership redeemed, which cannot occur until November 7, 2006, for cash or, at our election, shares of our common stock, our interest in the Operating Partnership will increase.

The IPO

We consummated the IPO on November 7, 2005. In connection with the IPO:

o	We issued 15,000,000 shares of our common stock.

o	We issued 3,125,000 common shares in a private transaction to Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) in exchange for $50,000,000 and issued an additional 1,250,000 common shares ($20,000,000 value) in a private transaction to Winthrop Realty Trust in consideration for its assignment to us of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, our and Winthrop Realty Trust's Chairman and Chief Executive Officer. 625,000 shares (reducing by 17,361 per month) issued in exchange for the assignment of the exclusivity right are subject to forfeiture upon the occurrence of certain events. All shares of our common stock issued to Winthrop Realty Trust are subject to a lock-up period expiring November 7, 2008, subject to certain exceptions.

o	Both us and the Operating Partnership retained NKT Advisors LLC (“NKT Advisors”), an entity partially owned by our executive officers, pursuant to an advisory agreement (the “Advisory Agreement”) to manage our assets and the day-to-day operations of us and the Operating Partnership, subject to the supervision of our board of directors;

o	We acquired 15,625,000 newly-issued units of limited partnership interest in the Operating Partnership in exchange for $235,800,000 and an additional 1,250,000 units in exchange for the contribution of the exclusivity rights described above. We also purchased 2,375,000 outstanding units from Apollo Real Estate Investment Fund III, L.P. (“Apollo”) and 125,000 units of limited partnership interest from WEM-Brynmawr Associates LLC, an entity primarily owned by our executive officers (“WEM”), for an aggregate purchase price of $37,700,000, resulting in an aggregate ownership of 19,375,000 units of limited partnership in the Operating Partnership or 30.1% of the total outstanding units;

o	We were admitted as the general partner of the Operating Partnership;

o	NKT Advisors was issued our special voting preferred stock entitling it to vote on all matters for which our common stockholders are entitled to vote. The number of votes that NKT Advisors will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represent the total number of units outstanding immediately following consummation of IPO (excluding units held by us). As units are redeemed at the option of a limited partner, the number of votes attaching to NKT Advisors' special voting preferred stock will decrease by an equivalent amount. The Advisory Agreement provides that on all matters for which NKT

Advisors is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners of the Operating Partnership, other than us, on such matters, except that NKT Advisors (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust (“Vornado”) are limited under certain circumstances; and

o	We granted registration rights to Apollo and Vornado in connection with shares issuable upon conversion of their units in the Operating Partnership and to Winthrop Realty Trust in connection with their shares of common stock.

Our Objectives and Strategies

We operate in a structure commonly referred to as an umbrella partnership real estate investment trust or "UPREIT". In this structure, as indicated above, all or our investments are made through our ownership interest in, and control of, the Operating Partnership. Our investments are primarily limited to “net lease assets” although, as leases expire with respect to net-lease assets we may hold non-net lease assets. Further, subject to the approval of our board of directors, we may hold interests subject to certain contractual restrictions, in non-net lease assets. For our purposes, “net lease assets” include a property that is either triple-net leased or the tenant leases at least 85.0% of the rentable square footage of the property, and, in addition to base rent, the tenant is required to pay some or all of the operating expenses for the property and, in either case, the lease has a remaining term, exclusive of all unexercised renewal terms, of more than 18 months. Our use of the term net lease assets also includes management agreements and master leases with terms of greater than three years where a manager or master lessee bears all operating expenses of a property and pays the owner a fixed return. The term net lease assets also includes all retenanting and redevelopment associated with net leased properties as well as all agreements, leases and activities incidental thereto. In addition, when we refer to interests in net lease properties, we are including, without limitation, securities of companies, whether or not publicly traded, that are primarily invested in net lease assets.

Our primary long-term business objectives are to increase funds from operations, cash flow available for distribution to our stockholders and net asset value per share. Because our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next four years, as the primary terms of these existing leases expire, the funds from operations and cash flow attributable to the existing properties will decline. In the short term, we will measure our performance by our success in replacing the built-in step down in cash flow and funds from operations with new rents derived from the execution of our acquisition program and management of the existing property lease rollover.

o	Portfolio Growth Through Acquisitions: We intend to employ our cash reserves as well as redeploy a portion of our cash flow from operations and property sales, net of distributions, to:

-	acquire individual net leased properties and portfolios of net leased properties;
-	complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;
-	acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;
-	acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;
-	acquire senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;
-	participate in development projects relating to net lease properties; and
-	explore investment opportunities in non-domestic markets.

o	Actively Managing Our Lease Rollover: We intend to manage our existing properties through lease renewals and extensions with existing tenants, new leases and/or, if strategically warranted, sales. Upon termination of a property's lease, we intend to extend the lease or promptly re-lease the property to a new tenant. If we are unable to extend a lease or re-lease property on a net lease basis, our general intention is to either sell that property or re-lease the property on a non-net leased basis and then sell it. However, depending on existing market conditions, we may elect to retain non-net leased properties so as to maximize returns.

o	Selective Debt Refinancing: We intend to refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

o	Strategic Alliances: Where opportunity arises we intend to enter into strategic alliances with entities that historically have been leading sellers of net-lease assets.

Our Assets

General

As of December 31, 2005, our primary assets consisted of 203 properties containing an aggregate of approximately 16,771,000 square feet of space located in 35 states. At December 31, 2005, 193 of these properties containing an aggregate of approximately 16,187,000 square feet were triple-net leased, and the remaining ten properties were unleased. Substantially all tenant leases provide for multiple tenant renewal options at fixed rents. As of December 31, 2005, approximately 83.6% of annualized rental income earned from our tenants was paid by tenants with investment grade rated senior debt. See “Item 2. Properties” below for additional information with respect to these properties.

In addition to our properties, we also own:

o	interests in first and second mortgage loans and unsecured debt;
o	equity interests in various entities (including other REITs) that own net leased assets;
o	majority ownership of a management company that provides asset management services to our subsidiaries and other real estate limited partnerships; and
o	ground leases, remainder interests and the right to acquire remainder interests in net leased properties.

Loan Receivables

     1. T-Two Loans

On November 7, 2005, the Operating Partnership exercised its option to acquire a 100% ownership interest in T-Two Partners, L.P. (“T-Two Partners”), including $44,400,000 of reserves, and assumed $269,700,000 of debt for which T-Two Partners was the obligor and for which the Operating Partnership had been the guarantor. See “Loan Obligations - KeyBank Loan” below. In connection with this exercise, the Operating Partnership effectively purchased first and second mortgages with a contractual balance of $271,000,000 for which the Operating Partnership is the obligor and acquired $18,200,000 in additional first and second mortgages, the obligors for which are affiliated entities. The additional first and second mortgages had a balance at December 31, 2005, including accrued interest and deficiencies, of $18,500,000, have interest rates ranging from 9% to 13% and mature on dates from 2014 to 2022.

     2. El Segundo Mortgage Loan

We also own a second mortgage loan on a property in El Segundo, California in which we hold a 53% interest. The mortgage loan was acquired for $6,250,000 which represented its principal balance and accrued interest. The mortgage loan bears interest at 8.0% per annum and matures in December 2023.

     3. Chicago Athletic Loan

On December 29, 2005, a joint venture in which we hold a 50% interest made a $6,500,000 first mortgage loan to the Chicago Athletic Association. The loan is secured by a property solely occupied by the Chicago Athletic Association and located at 12 S. Michigan, Chicago, Illinois, bears interest at 8.5% per annum, requires monthly payments of approximately $52,000 and matures on December 15, 2010, at which time the outstanding principal balance of the loan is expected to be approximately $6,089,000.

     4. FINCO Note

We also own a note receivable from Administrator LLC (see “The Management Company” below).

Investment in Debt Securities

We also own the three most junior classes of interests in a securitized pool of first mortgages which previously included first mortgage loans encumbering a number of our properties and other properties owned by a partnership controlled by our affiliate. In connection with the KeyBank loan obtained in 2005 (see “Loan Obligations - KeyBank Loan” below), the risk of loss on account of these classes of interest have effectively been eliminated as we were required to “defease” the securitized pool of first mortgages. By defeasing the pool of mortgages, we were required to acquire United States government securities with maturities sufficient to make the required payments on the various mortgage loans constituting the pool. Accordingly, we are ensured that we will receive all payments on account of these classes of interest. As a result, the securitized pool is collateralized by the United States government securities, three of our properties and one other property owned by a partnership controlled by our affiliate. In general, the classes of interests in the pool represent priorities of payments. When a payment is made by us on one of these loans, the first amounts are used to make the required payments to the holders of senior interests.

The interests we hold are summarized as follows:

	Class E Certificate	Class F Certificate	Class G Certificate

Contractual Principal Amount at December 31, 2005	$4,824,000	$3,859,000	$5,793,625
Interest Rate	8.29%	8.29%	8.29%

The Management Company

The Operating Partnership owns a 50.01% interest in Newkirk Capital LLC. Newkirk Capital's wholly-owned subsidiary, Newkirk Asset Management LLC, provides asset management services to most of our property owning subsidiaries and nine other limited partnerships, the general partners of which are controlled by us. In 2005 and 2004, approximately $6,269,000 and $6,738,000, respectively, of asset management fees were paid, or accrued for payment, to Newkirk Asset Management. For financial statement purposes, management fees of approximately $5,982,000 and $6,406,000 were eliminated in consolidation as such fees were paid by entities in which we own all or a portion of the equity interests. All of the fees paid to Newkirk Asset Management inure to our benefit through our ownership interest in Newkirk Capital and through our ownership of Newkirk Finco LLC which is discussed below.

The 49.99% minority interest in Newkirk Capital LLC is owned by Administrator LLC, an unaffiliated third party. Administrator LLC is entitled to receive 100% of the distributions paid by Newkirk Capital until Administrator LLC receives $2,568,000 annually and thereafter the balance of the distributions are paid to us. Income is allocated to Administrator LLC based on the distributions it receives. The allocation of income and payments to Administrator LLC are treated as minority interest expense and distributions to minority interest partners, respectively, in the financial statements. Administrator LLC acquired its minority interest in 1997 in connection with the sale by the principals of Administrator LLC of various assets that were eventually acquired by us in the exchange. As part of the 1997 transaction a $40,000,000 loan was made to Administrator LLC. This loan is now held by Newkirk Finco LLC, our wholly-owned subsidiary. The note bears interest at a rate of 6.42% per annum and matures on November 20, 2009. Prior to maturity, the note requires payments of interest only. The priority distribution to Administrator LLC enables Administrator LLC to pay interest on the note and therefore we effectively receive 100% of the fees paid to Newkirk Capital. The note is secured solely by Administrator LLC's 49.99% membership interest in Newkirk Capital and is otherwise non-recourse. Accordingly, if Administrator LLC were to default on the note, Newkirk Finco LLC would have the ability to foreclose on Administrator LLC's interest in Newkirk Capital resulting in us owning a 100% interest in Newkirk Asset Management. If Administrator LLC repays the loan, then the first $10,000,000 of subsequent distributions made by Newkirk Capital will be paid to Newkirk Finco LLC and thereafter 50.01% of distributions will be paid to Newkirk Finco LLC and 49.99% will be paid to Administrator LLC.

Recent Developments

The following summarizes transactions entered into by the Operating Partnership from November 7, 2005 through March 1, 2006:

Property Matters

     Sales

In November 2005, we sold our 430,000 square foot facility located in New Kingston, Pennsylvania to Hershey Foods Corporation, the tenant at the property pursuant to the purchase option contained in its lease for $11,350,000. We also received $3,838,000 of accrued and deferred rent.

     Acquisitions

On January 18, 2006, we acquired an approximately 115,500 square foot office building in Bridgewater, New Jersey for a purchase price of $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net adjusted rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

On January 26, 2006, we acquired a 99,500 square foot 100% leased office building in Lisle, Illinois for a purchase price of $15,250,000. Adjusted net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual base rent during the primary term commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by approximately $43,000 on each January 1 thereafter.

On February 13, 2006, we purchased a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%. We intend to finance this purchase through a securitized financing or other nonrecourse facility.

     Leasing

o	As of March 1, 2006, the Operating Partnership’s properties were 96.5% leased.

o	Since November 7, 2005, six tenants representing leases at ten properties containing 1,390,674 square feet exercised their renewal option, of which 780,000 square feet was renewed for a ten-year term, and 610,674 square feet was renewed for five years.

o	During that same period, two tenants representing leases at three properties containing 135,548 square feet notified us that they would not exercise their renewal options. We are currently marketing these properties for lease or sale.

o	Since the IPO, three properties comprising 143,173 square feet have been fully leased to new tenants and one office property has been partially leased to a 7,800 square foot tenant.

     Financing

On February 10, 2006, we obtained a first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party, in the original principal amount of $14,800,000 secured by our property located in Bridgewater, New Jersey. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of $86,229 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,274. We received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

     Miscellaneous

We own two office buildings in New Orleans, Louisiana, containing an aggregate of 403,027 square feet of space that are leased to Hibernia Bank. Both buildings are located in the area affected by Hurricane Katrina. The tenant has remained current in its rent obligations and is responsible for all repairs, maintenance and capital expenditures associated with these properties.

On January 15, 2006, we entered into a strategic alliance with U.S. Realty Advisors, LLC (“US Realty”), a leading net-lease property advisor, pursuant to which we will acquire single-tenant assets. Pursuant to our agreement with US Realty, we are obligated to pay to US Realty a fee of 1.5% of the gross purchase price for properties acquired that were offered to us by US Realty upon the consummation of such purchase and a further contingent fee for additional services to be provided by US Realty equal to 25% of all cash flow and net capital proceeds after we receive a return of all or invested capital plus a 12% internal rate of return.

     Lending Activities

     See “Our Assets – Loan Receivables – Chicago Athletic Loan” above.

Loan Obligations

KeyBank Loan

The Operating Partnership is the primary obligor under a $750,000,000 loan from KeyBank National Association and Bank of America, N.A. In connection with the IPO, $150,000,000 of the proceeds we contributed to the Operating Partnership were used to make a partial prepayment on the loan. At December 31, 2005, the outstanding principal balance on the KeyBank/Bank of America Loan was $593,463,000.

The loan bears interest at our election at a rate equal to either (i) the LIBOR Rate (as defined) plus 175 basis points (200 basis points prior to the consummation of the IPO) or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan is scheduled to mature on August 11, 2008, subject to two one year extensions and requires monthly payments of interest only. The loan requires quarterly principal payments of $1,875,000, increasing to $2,500,000 per quarter during the extension periods. The Operating Partnership is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested in net leased properties. The required principal payments will be based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on all of the Operating Partnership’s assets.

The Operating Partnership can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan requires that the Operating Partnership maintain a (i) minimum consolidated debt service coverage ratio (i.e., the ratio of net cash revenue from investments to required consolidated debt service payments), (ii) leverage ratio (i.e., the ratio of (x) the Operating Partnership’s allocable share of all indebtedness with respect to investments plus the outstanding balance under the loan, to (y) the Operating Partnership’s allocable share of all investments, and (iii) Operating Partnership’s liquid assets of at least $5,000,000, and (iv) Operating Partnership’s consolidated net worth. The loan also limits the Operating Partnership’s, and consequently our, ability to incur any direct debt or contingent liabilities but permits the Operating Partnership to borrow up to $50,000,000 of non-recourse debt on its properties. There are also limitations on the Operating Partnership’s use of reinvestment proceeds, which are defined as proceeds generated by the sale of our real estate, such that the Operating Partnership may invest $30,000,000 of reinvestment proceeds in new net lease business opportunities and must apply any additional reinvestment proceeds to the prepayment of principal under the facility.

As a result of the acquisition of interest rate swap and cap agreements, (i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $295,000,000 of the loan (decreasing to $290,000,000 as of December 1, 2006) will be capped at 5.0% through November 2006 and 6.0% from December 2006 until August 2008.

The following is a summary of scheduled principal maturities, excluding principal payments resulting from anticipated property sales, by year, of our total debt on the KeyBank/Bank of America loan:

Year	Amount

2006	$7,500,000
2007	7,500,000
2008	578,463,000	(1)

	$593,463,000

(1) Unless extended in which event a $10,000,000 per annum principal payment is required during the extension period.

First Mortgage Debt

For information relating to our first mortgage debt see “Item 8. Financial Statements and Supplementary Data - Note 4.”

Employees

At December 31, 2005, we had no employees. During the first quarter of 2006, NKT Advisors hired two employees to perform acquisition, disposition and investment services for us. The costs of these employees will be reimbursed by us.

Pursuant to the terms of the Advisory Agreement, NKT Advisors has been retained to administer our affairs including performing accounting, asset management and investor relation services for us and seeking, servicing and managing our investments. The Advisory Agreement has an initial term scheduled to expire December 31, 2008, with annual automatic renewals unless either party elects not to renew. NKT Advisors, in turn, has entered into a sub-Advisory Agreement with Winthrop Realty Partners, L.P. (“Winthrop”), an entity which is the direct employer of our executive officers and the entity that had previously provided such services to the Operating Partnership. Accordingly, employees of Winthrop continue to indirectly provide the same services to the Operating Partnership that they directly provided prior to the IPO.

Pursuant to the Advisory Agreement, we are required to pay a base management fee to NKT Advisors, which fee is payable quarterly in arrears, equal to the greater of (A) $4,800,000 or (B) 1.5% per annum of (1) $273,560,625 (which represents the gross purchase price paid for shares our common stock in connection with the IPO and the sale of common stock to Winthrop Realty Trust (excluding shares issued to Winthrop Realty Trust in respect of the assignment of its exclusivity right) net of underwriting discounts plus (2) the sum of the net proceeds from any additional primary issuances of our common or preferred equity or from the issuance by the Operating Partnership of units, each after deducting any underwriting discounts and commissions and other expenses and costs relating to such issuances, plus (3) as and when, if at all, Apollo sells or converts for shares, in whole or from time to time, up to 5,000,000 units, utilizing a deemed value per unit equal to the lesser of (x) $19.00 and (y) the per share price at which such units are sold or, if converted, the closing price of the our common stock on the day on which such units are converted less (4) any amount that we or the Operating Partnership pay to repurchase shares of our common stock or any units (other than amounts paid with proceeds of the IPO to purchase interests units from existing limited partners).

In addition to the base management fee, NKT Advisors will be entitled to an incentive management fee at such time, if at all, as our adjusted funds from operations exceed certain thresholds. For information relating to the calculation of the incentive management fee, see “Item 8. Financial Statements and Supplementary Data - Note 6.”

Competition

We expect to face significant competition for our targeted investments. We intend to capitalize on the acquisition and investment opportunities that our senior management may bring to us as a result of its acquisition experience. Through its broad experience, our senior management team has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition, we believe that NKT Advisor’s significant real estate management infrastructure will provide us with the economies of scale associated with its current business operations and thus will provide us with a competitive advantage when bidding on investment opportunities.

We also compete with a large number of real estate property owners and developers for tenants.  Principal factors of competition are rent charged, attractiveness of location and property condition.  Our success will depend upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Environmental Regulations

Under various federal, state and local laws and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. Under such laws and regulations, an owner or entity who arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of all such substances at such facility, whether or not such facility is owned or operated by such person. Some laws and regulations impose liability for the release of certain materials into the air or water from a property, including asbestos, and such release can form the basis for liability to third parties for personal injury or other damages. Other laws and regulations can limit the development of and impose liability for the disturbance of wetlands or the habitats of threatened or endangered species.

Almost all of our properties are triple-net leased, and tenants are therefore generally required to pay all of the expenses relating to the leased property. Accordingly, we believe that compliance with federal, state and local provisions otherwise relating to the properties or the environment will not have a material effect on our capital expenditures, earnings or competitive position. However, no assurance can be given that material environmental liabilities do not exist, that despite the leases in place we will not be held liable for environmental liabilities, that any prior owner or operator of a property or land held for development did not create any material environmental condition not known to us, that a material environmental condition does not otherwise exist as to any one or more of our properties or land held for development, or that future uses and conditions (including changes in applicable environmental laws and regulations and the uses and conditions of properties in the vicinity, such as leaking underground storage tanks and the activities of the tenants) will not result in the imposition of environmental liability. No material expenditures have been made by us to date relating to environmental matters.

Segment Data

We operate in only one business segment - net lease assets.

Additional Information About Us

We make the following materials available free of charge through our website at www.newkirkreit.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

o	our and the Operating Partnership’s annual reports on Form 10-K and all amendments thereto;
o	our and the Operating Partnership’s quarterly reports on Form 10-Q and all amendments thereto;
o	our and the Operating Partnership’s current reports on Form 8-K and all amendments thereto; and

o	various other filings that we or the Operating Partnership make with the SEC.

We also make the following materials available free of charge through our website at www.newkirkreit.com:

o	Audit Committee Charter;
o	Compensation Committee Charter
o	Conflicts Committee Charter
o	Nominating and Corporate Governance Committee Charter,
o	Code of Business Conduct and Ethics; and
o	Corporate Governance Guidelines

We will provide a copy of the foregoing materials without charge to anyone who makes a written request to our Investor Relations Department, c/o NKT Advisors, LLC, 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114.

We also intend to promptly disclose on our website any amendments that we make to, or waivers for our Directors or executive officers that we grant from, the Code of Business Conduct and Ethics.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We are subject to the risks of commercial real estate ownership that could reduce the value of our properties.

Our core business is the ownership of real estate that is leased to retail, distribution and service companies on a net leased basis; accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

o	changes in the general economic and business climate;

o	the illiquid nature of real estate compared to most other financial assets;

o	environmental risks related to the presence of hazardous or toxic substances or materials on our properties;

o	acts of God, including earthquakes, floods and other natural disasters which may result in uninsured losses;

o	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;

o	changes in local real estate conditions;

o	changes in interest rates and the availability of financing;

o	real estate valuations are subjective and may change over time; and

o	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If these or similar events occur, it could cause the value of our real estate to decline, which could adversely affect the rents our tenants are willing to pay and our results of operations.

Our success depends on the ability of NKT Advisors to operate properties and NKT Advisors failure to operate our properties in a sufficient manner could have a material adverse effect on the value of our real estate investments and results of operations.

We presently have no employees. Our officers and NKT Advisors are employees of Winthrop. Although NKT Advisors has hired two employees to perform dedicated business, acquisition and investment functions for us, we depend on the ability of NKT Advisors to operate our properties and manage our other investments in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of our operating and other expenses. NKT Advisors is not required to dedicate any particular number of employees or employee-hours (other than the two dedicated employees) to our business in order to fulfill its obligations under our Advisory Agreement. We are subject to the risk that NKT Advisors will terminate the Advisory Agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of NKT Advisors’ executive officers, whose continued service is not guaranteed. If NKT Advisors terminates the Advisory Agreement, we may not be able to execute our business plan and may suffer losses, which could have a material adverse effect on our ability to make distributions to our stockholders. The failure of NKT Advisors to operate our properties and manage our other investments will adversely affect the underlying value of our real estate investments, the results of our operations and our ability to make distributions to our stockholders and to pay amounts due on our indebtedness.

We depend on the experience and expertise of our and NKT Advisors’ senior management team, and the loss of the services of our key personnel could have a material adverse effect on our business strategy, financial condition and results of operations.

We are dependent on the efforts, diligence, skill, network of business contacts and close supervision of all aspects of our business by NKT Advisors and, in particular, Michael Ashner, chairman of our board of directors and our chief executive officer, and Peter Braverman, our president, as well as our other executive officers, Carolyn Tiffany, Thomas Staples, and Lara Sweeney Johnson. In addition, the resignation of Michael Ashner as our officer and as an officer of NKT Advisors, would constitute "cause" for which we would have the right to terminate the Advisory Agreement, would cause our exclusivity rights with respect to all business opportunities related to net leased assets that are offered to or generated by Michael Ashner to terminate and revert back to Winthrop Realty Trust. Our continued success will depend on the continued service of our and NKT Advisors’ senior management team. The loss of their services could harm our business strategy, financial condition and results of operations, which would adversely affect the value of our common stock.

NKT Advisors’ base management fee is payable regardless of our performance, which may reduce its incentive to devote time and resources to our portfolio.

NKT Advisors is entitled to receive a base management fee that is based on the amount of our equity (as defined in the Advisory Agreement), regardless of the performance of our portfolio. NKT Advisors’ entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our partners.

NKT Advisors’ entitlement to an incentive management fee may induce NKT Advisors to make certain investments, including speculative investments.

Our senior management's right to indirectly benefit from the incentive management fee may cause it to invest in high risk investments. In addition to its base management fee, NKT Advisors is entitled to receive incentive management fees based in part upon our achievement of targeted levels of adjusted funds from operations. Winthrop Realty Trust will receive 80.0% of the incentive management fees earned by NKT Advisors. Our senior management will benefit indirectly from this payment through their indirect ownership of securities of Winthrop Realty Trust and their entitlement to share in the incentive management compensation earned by Winthrop Realty Trust's external advisor. In evaluating investments and other management strategies, the opportunity to benefit indirectly from NKT Advisors’ incentive management fees may lead NKT Advisors to place undue emphasis on the maximization of adjusted funds from operations at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive management fees. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

Substantially all of our leases will expire over the next five years which could unfavorably affect our financial performance.

With respect to our properties, we are subject to the risk that, upon expiration, leases may not be renewed, the space may not be leased, or the terms of renewal or leasing, including the cost of required renovations, may be less favorable than the current lease terms. This may adversely affect our financial performance. This risk is increased in our case because the current term of many of the leases for our properties will expire over the next five years. If we are unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases or if our reserves for these purposes prove inadequate, our revenue, net income and available cash could be adversely affected. In addition, if it becomes necessary for us to make capital expenditures for tenant improvements, leasing commissions and tenant inducements in order to re-lease space, our revenue, net income and cash available for future investment could be adversely affected.

Primary term rents are substantially higher than contractual renewal rental rates which may cause a material decrease in our revenues.

Upon expiration of their initial term, leases can be renewed at the option of the tenants for one or more renewal terms at fixed renewal rates that are substantially lower than the rent during the initial terms. Lower renewal rates may cause a material decrease in our revenues.

We face the risk that a tenant will develop financial weakness which could unfavorably affect our financial performance.

A tenant of a property may experience a downturn in its business, which could result in the tenant's inability to make rental payments when due. In addition, a tenant may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such tenant's lease and cause a reduction in our cash flows. If a lease were to be rejected and terminated at a single tenant property, the entire property would become vacant.

We cannot evict a tenant solely because of its bankruptcy. A court, however, may authorize a tenant to reject and terminate its lease. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining amount of rent owed under the lease. In any event, it is unlikely that a bankrupt tenant will pay in full the amounts it owes us under a lease. The loss of rental payments from tenants, whether because of a tenant's bankruptcy or other factors, could adversely affect our cash flows and operations.

In addition, a number of our properties are leased to banks and insurance companies that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable federal and state laws and regulations. If the FDIC or an analogous state authority were appointed as receiver of such a tenant because of a tenant's insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant's assets on an equal basis after payment to the depositors of their claims. For example, the FDIC has in the past taken the position that it has the same avoidance powers as a trustee in bankruptcy, meaning that the FDIC may try to reject the tenant's lease with us. As a result, we would be unlikely to have a claim for more than the insolvent tenant's accrued but unpaid rent owing through the date of the FDIC's appointment as receiver. In any event, the amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

Adverse developments in various industries or geographic areas in which our tenants are concentrated could have an unfavorable effect on our financial performance.

Tenants in the banking and finance, aerospace/defense, supermarket and manufacturing industries represent 19.2%, 18.3%, 18.1%, and 10.0% of our in-place annualized rental revenues at December 31, 2005, respectively, and adverse industry developments in any of these industries could result in our tenants in such industries being unable to make rental payments when due, which could have a material adverse effect on our financial condition and results of operations. Properties in California, Maryland and Texas account for 23.8%, 10.8% and 10.3% of our in-place annualized rental revenues at December 31, 2005, respectively. Adverse developments in those areas could have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

For a discussion of risks related to competition in the real estate business, see “Item 1. Business - Competition”.

We could experience a reduction in revenues if our tenants are unable to meet the lease payments on our net leased properties.

The existing lease agreements for our properties typically obligate the tenant to pay all costs associated with the property, including real estate taxes, ground rent, insurance, utilities and maintenance costs. In addition, the lease payments, assuming tenants exercise their renewal options, are designed to be sufficient to satisfy our debt service requirements on the loans encumbering the leased properties. Accordingly, if a tenant were to experience financial difficulty and default on its lease payments, we would either have to assume such obligations or risk losing the property through foreclosure. Any such default would have a negative impact on our revenues and results of operations.

We may not be able to invest our excess cash in suitable investments.

We may not be able to identify investments that meet our investment criteria and we may not be successful in closing the investments that we identify. Our ability to generate increased revenues is dependent upon our ability to invest these funds in real estate related assets that will ultimately generate favorable returns. If we do not successfully identify investments or close investments we identify, our growth rate, business strategy and results of operations could be impaired.

We could experience increased operating costs and limited amounts of growth if we are unable to obtain reasonably priced financing.

Our business plan requires significant funds for asset acquisition, minimum REIT distributions and other needs. This strategy depends, in part, on our ability to access the debt and equity capital markets to finance our cash requirements. Our credit facility with KeyBank/Bank of America will mature in August 2008 and provides for two one year renewals. We may need to develop and access long-term debt financing facilities or other permanent debt strategies in order to successfully execute our business plan. Our inability to effectively access these markets would have an adverse effect on our ability to make new investments and could adversely affect our ability to make dividend payments to you over time. Our inability to extend our credit facility with KeyBank/Bank of America or to obtain reasonably priced financing to replace the facility when it matures could create increased operating costs and diminished levels of growth as we may be forced to incur indebtedness with above-market interest rates or with substantial restrictive covenants.

Illiquidity of our real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability promptly to sell properties in our portfolio in response to adverse changes in their performance may be limited, which may harm our financial condition. If we decide to sell an investment, we may be unable to dispose of it in the time period we desire and the sales price of any investment may not recoup or exceed the amount of our investment. Our inability to dispose of one or more properties on advantageous terms could result in losses to us, which could limit our ability to pay dividends to our stockholders.

In addition, as part of an acquisition of a property, we may agree with the seller that we will not dispose of the acquired properties or reduce the mortgage indebtedness on them for significant periods of time unless we pay certain of the resulting tax costs of the seller. These agreements could result in our holding on to properties that we would otherwise sell and not pay down or refinance indebtedness that we would otherwise pay down or refinance.

Additional regulations applicable to our properties may require substantial expenditures to ensure compliance, which could adversely affect cash flows and operating results.

Our properties are subject to various federal, state and local regulatory requirements such as local building codes and other similar regulations. If we fail to comply with these requirements, governmental authorities may impose fines on us or private litigants may be awarded damages against us.

We believe that our properties are currently in substantial compliance with all applicable regulatory requirements. New regulations or changes in existing regulations applicable to our properties, however, may require that we make substantial expenditures to ensure regulatory compliance to the extent that tenants under net leases are not required to pay such expenditures, which would adversely affect our cash flows and operating results.

Insurance on our properties may not adequately cover all losses to our properties, which could reduce returns if a material uninsured loss occurs.

Our tenants are required to maintain property insurance coverage for the properties they operate. We maintain a blanket policy on our properties not insured by our tenants. There are various types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. In that case, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property, which could reduce the amounts we have available to pay dividends to you.

Our debt level may have a negative impact on our ability to make distributions to stockholders and pursue our business strategy.

We have incurred indebtedness in connection with the acquisition of our properties and will incur new indebtedness in the future in connection with our operating activities. Our use of debt financing creates risks, including the risk that our cash flow will be insufficient to meet required payments of principal and interest and distributions and the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due, or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance such indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us, which could have a material adverse effect on us and our ability to pay dividends to our stockholders and to pay amounts due on our indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagor could foreclose upon the property, petition for the appointment a receiver or obtain an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to us.

The covenants contained in our KeyBank/Bank of America credit facility include but are not limited to a consolidated leverage ratio, minimum liquidity test, minimum consolidated net worth test, and consolidated debt service coverage ratio. These covenants may impose limitations on the amount of leverage we and our subsidiaries can incur.

Noncompliance with environmental laws could unfavorably affect our financial condition and operating results.

The real estate properties we expect to own, including those that we may acquire by foreclosure in connection with our net lease loans, will be subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require the current owner of a contaminated property to clean up the property, even if the owner did not know of and was not responsible for the contamination. Liability can be imposed upon a property owner based on activities of a tenant. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, to pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal of, or transports for disposal or treatment, a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. Also, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used. We may be responsible for environmental liabilities created by our tenants irrespective of the terms of any lease.

We could be responsible for the costs related to noncompliance with environmental laws discussed above. The costs incurred to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition and operating results.

We may obtain Phase I environmental reports or, in some cases, a Phase II environmental report prior to acquisition of or foreclosure on a property. However, these reports may not reveal all environmental conditions at a property and we may incur material environmental liabilities of which we are unaware. Future laws or regulations may impose material environmental liabilities on us or our tenants and the current environmental condition of our properties may be affected by the condition of the properties in the vicinity of our properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we would be subject to strict liability by virtue of our ownership interest, and we cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations under our lease, if any. The discovery of environmental liabilities attached to our properties could adversely affect a lessee's ability to make payments to us or otherwise affect our results of operations, our financial condition and our ability to pay dividends to you.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to you.

All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are obligated by law to comply with the ADA provisions, and typically our leases and financing agreements obligate our tenants to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA. The occurrence of such events could adversely affect our results of operations our financial condition and our ability to pay dividends to you.

In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have an adverse effect on our ability to pay dividends to you. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to acquire only properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements could be changed or new requirements could be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our cash flow and dividends paid.

Properties owned through joint ventures may limit our ability to act exclusively in our interests.

Approximately 23.7% of our in-place annualized rental revenues at December 31, 2005 is attributable to properties owned in partnership with other parties. In addition, in the future we may participate in joint ventures and purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions, including the loss of total operational control, the potential of our joint venture partner becoming bankrupt and the possibility that our partners have economic or business interests that are inconsistent with our business interests or goals.

These diverging interests could result in exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition of rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that we may owe to our partners in affiliated transactions may make it more difficult for us to enforce our rights. Accordingly, our participation in joint ventures could adversely affect our financial condition, results of operations, cash flow and ability to make distributions with respect to our common stock.

We leverage our portfolio, which may adversely affect our return on our investments and may reduce cash available for distribution.

We seek to leverage our portfolio through borrowings. Our return on investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets. Our debt service payments reduce the net income available for the payment of dividends to our stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or forced sale to satisfy our debt obligations. A decrease in the value of the assets may lead to a requirement that we repay certain borrowings. We may not have the funds available to satisfy such repayments.

We are subject to increases in the cost of our borrowings as a result of rising interest rates, which could have a material unfavorable effect on us and our ability to pay dividends and make debt service payments.

We have incurred, and may incur in the future, indebtedness that bears interest at variable rates. Accordingly, increases in interest rates may decrease the spread between the returns on our portfolio investments and the cost of our borrowings to the extent that the related indebtedness was not protected by interest rate protection arrangements, which could have a material adverse effect on us and our ability to pay dividends to our stockholders and to pay amounts due on our indebtedness or cause us to be in default under certain debt instruments. In addition, an increase in market interest rates may encourage holders to sell their common stock and reinvest the proceeds in higher yielding securities, which could adversely affect the market price for our common stock. We have floating rate debt outstanding of approximately $593,463,000. This debt bears interest at a rate elected by us equal to either (1) LIBOR, as defined, plus 175 basis points or (2) the prime rate charged by KeyBank plus 50 basis points. We entered into interest rate swap and cap agreements to limit exposure to interest rate volatility. As a result, LIBOR has been fixed at 4.642% for $250,000,000 of the loan for five years. In addition, $295,000,000, decreasing to $290,000,000 as of December 1, 2006 will be subject to a LIBOR cap of 5.0% through November 2006 and 6.0% from December 1, 2006 through August 2008.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment. There may be future terrorist attacks or armed conflicts against the United States or U.S. businesses that may directly impact the property underlying our common stock or the securities markets in general. Losses resulting from these types of events may be uninsurable.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our common stock or the securities markets in general, which could harm our operating results and revenues and may result in volatility of the value of our common stock.

Risks Related to Conflicts of Interest and Certain Relationships

There are various conflicts of interest resulting from the relationships among us, our management, NKT Advisors and other parties.

Various conflicts of interest exist among us, our management, and NKT Advisors including the allocation of time by NKT Advisors’ senior management team, which also serves as senior management of, and holds economic interests in, Winthrop Realty Trust and its advisor as well as Winthrop, between us and Winthrop Realty Trust, and between us and Winthrop.

These conflicts may result in terms that are more favorable to our management, NKT Advisors and/or NKT Advisors’ affiliates than would have been obtained on an arm's length basis, and may operate to the detriment of our stockholders.

Termination of our Advisory Agreement with NKT Advisors may be costly.

Termination of the Advisory Agreement with NKT Advisors may be difficult and costly. We may elect not to renew our Advisory Agreement after the initial term or after any one-year renewal period by the affirmative vote of at least two-thirds of our independent directors. We may also terminate the Advisory Agreement (1) for cause at any time upon the affirmative vote of a majority of our independent directors and (2) without cause during any renewal period upon the affirmative vote of at least two-thirds of our independent directors. If we terminate without cause or do not renew the Advisory Agreement, in each case, we are required to pay NKT Advisors a termination fee equal to two times the annual average of the sum of the base management and incentive fees earned during the previous 24 months. In the case of any termination or non-renewal by us, our exclusivity rights with respect to net lease property opportunities offered to or generated by Michael Ashner will terminate and revert back to Winthrop Realty Trust and all lock-up restrictions on vested shares of our common stock held by Winthrop Realty Trust and all shares and units held by executive officers and employees of Winthrop will terminate. These provisions may increase the effective cost to us of terminating the Advisory Agreement, thereby adversely affecting our ability to terminate NKT Advisors without cause.

We have agreed with Vornado Realty Trust that our activities will satisfy certain requirements. If we are unable to satisfy these requirements we could be liable for substantial amounts.

Affiliates of Vornado Realty Trust own 10,186,991 units of limited partnership interest in the Operating Partnership, representing a 15.8% equity interest in us on a fully diluted basis. We have agreed to certain restrictions regarding our activities and assets intended to maintain our qualification as a REIT. These restrictions will generally expire sixty business days following the date on which we notify Vornado Realty Trust that its aggregate ownership in us represents less than a 2.0% interest in us. If we breach any of these agreements, and, as a result, Vornado Realty Trust fails to maintain its qualification as a REIT or otherwise incurs liability for any tax, penalty or similar charges, we and our operating partnership could be exposed to substantial liability for damages attributable to our breach.

Risks Relating to Our Election to be taxed as a REIT

Our REIT requirements may force us to borrow to make distributions to partners.

As a REIT, we must generally distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the REIT distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on its undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

From time to time, we may generate taxable income greater than our cash flow available for distribution to our stockholders (for example, due to substantial non-deductible cash outlays, such as capital expenditures or principal payments on debt). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find alternative sources of funds to make distributions sufficient to enable us to pay out enough of its taxable income to satisfy the REIT distribution requirement and to avoid income and excise taxes in a particular year. These alternatives could increase our operating costs or diminish our levels of growth.

REIT restrictions on ownership of our common stock may delay or prevent our acquisition by a third party, even if such acquisition were in the best interests of our stockholders.

In order for us to qualify as a REIT, not more than 50% of the value of our outstanding shares of our common stock may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year.

In order to prevent five or fewer individuals from acquiring more than 50% of the outstanding shares of our common stock resulting in our failure to qualify as a REIT, our charter provides that, subject to certain exceptions, no person, including entities, may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% of our outstanding common stock. While these restrictions are designed to prevent any five individuals from owning more than 50% of the shares, they could also discourage a change in control of us.

Provisions in our charter and bylaws and Maryland law may delay or prevent our acquisition by a third party, even if such acquisition were in the best interests of our stockholders.

Certain provisions of Maryland law and our charter and bylaws could have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control of us, and may have the effect of entrenching our management and members of our board of directors, regardless of their performance. These provisions include the following:

o	Preferred stock. Under our charter, our board of directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. The terms, preferences and rights of any series of our preferred stock that becomes outstanding may be unattractive to a potential acquiror or may require a separate vote of the holders of such series of preferred stock to effect a change in control of us.

o	Duties of directors with respect to unsolicited takeovers. Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (1) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (2) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (3) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (4) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of the directors of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

o	Ownership limit. Our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock (or securities convertible in to or redeemable for its common stock such as units) and the aggregate of the outstanding shares of all classes and series of its stock unless the board of directors waives or modifies this ownership limit.

o	Maryland Business Combination Act. The Maryland Business Combination Act which provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of a Maryland corporation. Although our board of directors has adopted a resolution exempting us from this statute, they may repeal or modify this resolution in the future if such repeal or modification is approved by a unanimous vote of our independent directors, in which case the provisions of the Maryland Business Combination Act will be applicable to business combinations between us and other persons.

o	Maryland Control Share Acquisition Act. Maryland law provides that "control shares" of a corporation acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to be cast on the matter excluding all interested shares under the Maryland Control Share Acquisition Act. "Control shares" means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one tenth or more but less than one third, one third or more but less than a majority or a majority or more of all voting power. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a stockholders' meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting acquisitions of its shares from the Maryland Control Share Acquisition Act. However, we may amend our bylaws in the future to repeal or modify this exemption if such amendment is approved by the unanimous vote of our independent directors, in which case any control shares acquired in a control share acquisition will be subject to the Maryland Control Share Acquisition Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year that remain unresolved.

ITEM 2. PROPERTIES.

As of December 31, 2005, we owned 203 properties. Of these properties, 177 properties were wholly-owned, and 26 properties were owned by entities controlled by us or our affiliates and whose operations are consolidated for financial statement purposes with ours. For financial statement purposes, as of December 31, 2005 our properties represented approximately 73% of the total value of our assets.

Substantially all of our properties and the consolidated properties are net leased to investment grade corporate tenants. At December 31, 2005 we had 10 properties that were not subject to leases. These properties contained an aggregate of approximately 584,000 square feet or approximately 3.5% of the total space of all properties. Our remaining properties are net leased to various tenants. The leases are similar in many respects and generally: (i) provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; (ii) obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; (iii) require the tenant to maintain insurance against casualty and liability losses; (iv) permit the tenant to sublet the property; and (v) afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that continued use and occupancy of the property would be uneconomic or unsuitable. Many of the leases grant the tenant an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a purchase price equal to the fair market value of such property. We maintain insurance on properties that are not leased and the general partner believes that our properties are adequately covered by insurance.

The table below summarizes, as of December 31, 2005, information on our 203 properties.

Property Type	Number	Square Footage	In-Place Annualized Rental Revenues

Office	36	6,909,517	$151,692,349
Retail	148	5,269,544	48,587,636
Industrial	11	3,562,963	22,885,676
Other	8	1,029,000	16,588,569

TOTAL	203	16,771,024	$239,754,230

The following table sets forth certain information on our properties and the consolidated properties as of March 1, 2006, including discontinued operations. Except as otherwise indicated in the table, we own 100% of the improvements and land constituting the property.

State	City	Approximate Leaseable Building Sq. Ft.	January 1, 2006 Annualized Base Rent per Sq. Ft.($)	Principal Tenant(12)	Current Term Lease Expiration*	Renewal Terms

OFFICE:
AR AR CA CA CA CA CO CT FL FL IN LA LA MD MO NJ NJ NJ NJ NJ NJ NJ NV OH OH OH PA TN TN TN TN TX TX TX TX TX	Little Rock
Pine Bluff
El Segundo
El Segundo
Long Beach(1)(3)
Walnut Creek(1)
Colorado Springs
Clinton(1)(6)
Orlando
Orlando(1)
Columbus(1)
New Orleans(1)(2)(7)
New Orleans(1)(2)(7)
Baltimore(1)
Bridgeton(16)
Carteret(1)
Elizabeth
Morris Township(1)(2)
Morris Township(1)(2)
Morris Township(1)(2)
Morristown(1)(2)
Plainsboro
Las Vegas
Miamisburg(1)
Miamisburg(1)
Toledo(1)(2)
Allentown
Johnson City
Kingport
Memphis
Memphis(1)
Beaumont
Beaumont(1)
Bedford(14)
Dallas
Garland(10)

36,311
27,189
184,636
184,636
478,437
54,528
71,000
41,188
357,280
184,000
390,100
222,432
180,595
530,000
54,205
96,400
30,000
225,121
49,791
136,516
316,129
2,000
282,000
61,229
85,873
707,482
71,230
63,800
42,770
521,286
75,000
49,689
426,000
206,905
185,000
278,759

$ 6.53
12.54
16.10
16.10
35.51
37.52
31.13
19.84
13.00
5.22
10.00
20.86
20.19
48.74
10.58
18.25
25.73
26.47
29.71
26.26
27.87
77.97
27.43
11.62
6.01
18.89
3.67
10.58
10.98
27.56
16.57
29.10
26.46
NA
16.39
5.40
Entergy
Entergy
Raytheon Company
Raytheon Company
Raytheon Company
Hercules Credit, Inc.
Federal Express Corporation
Chesebrough Ponds/Unilever
Harcourt Brace & Company (Reed Elsevier, Inc.)
Martin Marietta Corporation (Lockheed Martin)
Cummins Engine Company Inc.
Hibernia Bank
Hibernia Bank
St Paul Fire and Marine Insurance Co.
The Kroger Co.
Pathmark Stores, Inc.
Bank of America
Honeywell, Inc.
Honeywell, Inc.
Honeywell, Inc.
Honeywell, Inc.
Bank of America
Nevada Power Company
Reed Elsevier, Inc.
Reed Elsevier, Inc.
Owens-Illinois, Inc.
Wachovia
Sun Trust Bank
American Electric Power
Federal Express Corporation
The Kroger Co.
Wells Fargo & Co.
Entergy
Vacant
Wells Fargo & Co.
Raytheon Company

10/31/10
10/31/10
12/31/08
12/31/08
12/31/08
08/31/07
04/30/08
12/19/08
03/31/09
05/01/08
07/31/09
09/08/08
09/08/08
09/30/09
03/31/06
12/31/11
08/31/08
05/31/08
05/31/08
05/31/08
05/31/08
08/31/08
01/31/14
01/31/08
01/31/08
09/30/06
10/31/10
11/30/06
06/30/08
06/19/09
07/01/08
11/30/07
07/31/07
Vacant
12/28/07
05/31/11
Four, 5 year
Four, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Five, 5year
Six, 5 year
Six, 5 year
Six, 5 year
09/08/33
09/08/33
Six, 5 year
Tenant has not elected to renew
Five, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Five, 5 year
Six, 5 year
Six, 5 year
Tenant has elected not to renew
Three, 5 year
Five, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Vacant
Six, 5 year
						Five, 5 year

TOTAL/AVERAGE OFFICE		6,909,517	$ 21.95

RETAIL:
AL AL AL AL AL AL AL AZ AZ AZ	Dothan Florence Huntsville Huntsville Montgomery Montgomery Tuscaloosa Bisbee(1) Mesa Tucson(1)	53,820 42,130 60,000 58,000 66,000 53,820 53,280 30,181 3,080 37,268	$ 2.89 15.65 7.45 5.98 10.35 -- 2.42 9.06 6.61 9.77	Albertson’s Inc. The Kroger Co. Albertson’s Inc. Albertson’s Inc. Albertson’s Inc. Vacant Albertson’s Inc. Safeway, Inc. Albertson's Inc./CSK Auto Safeway, Inc.	12/31/10 07/01/08 05/31/07 12/31/06 5/31/07 Vacant 12/31/10 03/31/09 01/31/09 03/31/09	Four, 5 year Six, 5 year Six, 5 year Six, 5 year Six, 5 year Vacant One, 5 year Six, 5 year Six, 5 year Six, 5 year

State	City	Approximate Leaseable Building Sq. Ft.	January 1, 2006 Annualized Base Rent per Sq. Ft.($)	Principal Tenant(12)	Current Term Lease Expiration*	Renewal Terms

CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CA CO CO CO CO CO FL FL FL FL FL	Atascadero(5)
Beaumont(5)
Corona(1)
Downey
Huntington Beach
Indio(1)
Lake Forest(11)
Lancaster
Livermore
Lomita(1)
Mammoth Lakes(1)
Morgan Hill(11)
Paso Robles(5)
Pinole(1)
Pleasanton
Redlands(11)
San Diego(1)
Santa Monica
Santa Rosa
Simi Valley(1)
Tustin(8)
Union City(11)
Ventura(13)
Yorba Linda(11)
Aurora
Aurora(1)
Aurora(1)
Littleton
Littleton(14)
Bradenton
Cape Coral
Casselberry
Gainesville
Largo

4,000
4,000
9,400
39,000
43,900
9,600
10,250
42,000
53,061
33,000
44,425
10,250
7,000
58,300
175,000
11,200
225,919
150,000
22,452
40,000
72,000
10,800
39,600
10,800
41,384
24,000
41,896
39,000
29,360
60,000
30,380
68,000
40,717
40,496
$ 8.02 7.61 26.43 12.09 12.61 22.70 11.75 12.75 4.72 10.24 18.33 6.91 4.70 7.16 6.73 5.53 7.08 5.74 5.25 12.03 1.99 7.32 19.92 7.62 NA 21.26 5.06 12.17 NA 12.16 14.85 11.26 12.53 14.86	Albertson's Inc./CSK Auto
Albertson's Inc./CSK Auto
Mark C. Bloome (Goodyear)
Albertson's Inc.
Albertson's Inc.
Mark C. Bloome (Goodyear)
Mark C. Bloome (Goodyear)
Albertson's Inc.
Albertson's Inc.
Albertson's Inc.
Safeway, Inc.
Mark C. Bloome (Goodyear)
Albertson's Inc./CSK Auto
Albertson's Inc.
Federated Department Stores
Mark C. Bloome (Goodyear)
Nordstrom, Inc.
Federated Department Stores
Albertson's Inc.
Albertson's Inc.
Target
Mark C. Bloome (Goodyear)
City of Buenaventura
Mark C. Bloome (Goodyear)
Vacant
Safeway, Inc.
Albertson's Inc.
Albertson's Inc.
Vacant
Albertson's Inc.
Albertson's Inc./Lucky Stores
Albertson's Inc.
Albertson's Inc./Lucky Stores
Albertson's Inc./Lucky Stores
01/31/09
01/31/09
09/30/07
12/31/07
02/28/09
09/30/07
05/31/09
02/28/09
07/31/11
01/30/08
05/31/07
05/31/09
01/31/09
08/31/11
08/31/12
05/31/09
12/31/16
09/30/12
03/31/11
01/31/08
12/31/07
05/31/09
11/30/13
05/31/09
Vacant
05/31/07
12/31/11
02/28/09
Vacant
12/31/07
10/31/08
12/31/07
10/31/08
10/31/08
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Five, 5 year
Five, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Five, 5 year
One, 8 year and Four, 5 year
Six, 5 year
One, 15 year and One, 5 year
One, 8 year and Four, 5 year
Five, 5 year
Five, 5 year and One, 71 month
Four, 5 year
Six, 5 year
No Renewal Terms
Six, 5 year
Vacant
Six, 5 year
Five, 5 year
Six, 5 year
Vacant
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year

State	City	Approximate Leaseable Building Sq. Ft.	January 1, 2006 Annualized Base Rent per Sq. Ft.($)	Principal Tenant(12)	Current Term Lease Expiration*	Renewal Terms

FL FL FL FL FL FL FL GA GA GA GA GA GA GA GA ID ID IL IL IN IN KY KY LA LA MT MT NC NC NC NC NC NC NE NE NE NJ NM NM	Largo
Largo
Orlando(1)
Pinellas Park
Port Richey(14)
Tallahassee(14)
Venice
Atlanta(1)
Atlanta(1)
Chamblee(1)
Cumming(1)
Duluth(1)
Forest Park(1)
Jonesboro(1)
Stone Mountain(1)
Boise
Boise(1)
Freeport
Rock Falls(15)
Carmel
Lawrence
Louisville(1)
Louisville(1)
Baton Rouge
Minden
Billings(1)
Bozeman(1)
Charlotte
Concord
Jacksonville
Jefferson(1)
Lexington
Thomasville
Omaha
Omaha
Omaha
Garwood
Albuquerque(1)
Farmington(5)

30,336
53,820
58,000
60,000
53,820
53,820
41,954
6,260
3,900
4,565
14,208
9,300
14,859
4,894
5,704
37,000
43,400
29,915
27,650
38,567
28,721
40,019
9,600
58,000
35,000
40,800
20,705
33,640
32,259
23,000
23,000
23,000
21,000
67,000
72,709
66,000
52,000
35,000
3,030

$12.95
.3.97
5.67
11.74
NA
NA
5.76
25.29
28.46
27.36
19.73
18.95
18.98
22.30
23.56
15.76
8.05
12.77
14.57
4.11
6.72
16.45
11.57
12.21
11.55
9.05
4.19
2.90
6.09
3.63
3.17
6.02
5.07
10.99
5.32
10.71
11.91
18.70
5.20
Albertson's Inc./Lucky Stores
Albertson's Inc.
Albertson's Inc.
Albertson's Inc.
Vacant
Vacant
Albertson's Inc.
Bank of America
Bank of America
Bank of America
Bank of America
Bank of America
Bank of America
Bank of America
Bank of America
Albertson's Inc.
Albertson's Inc.
Albertson's Inc./Lucky Stores
Albertson's Inc./Lucky Stores
Marsh Supermarkets, Inc.
Marsh Supermarkets, Inc.
The Kroger Co.
The Kroger Co.
Albertson's Inc.
Safeway, Inc.
Safeway, Inc.
Albertson's Inc.
Food Lion, Inc. (Delhaize America Inc.)
Food Lion, Inc. (Delhaize America Inc.)
Food Lion, Inc. (Delhaize America Inc.)
Food Lion, Inc. (Delhaize America Inc.)
Food Lion, Inc. (Delhaize America Inc.)
Food Lion, Inc. (Delhaize America Inc.)
Albertson's Inc.
Albertson's Inc.
Albertson's Inc.
Pathmark Stores, Inc.
Safeway, Inc.
Albertson's Inc./CSK Auto

10/31/08
12/31/10
12/31/06
05/31/07
Vacant
Vacant
07/31/11
12/31/09
12/31/09
12/31/09
12/31/09
12/31/09
12/31/09
12/31/09
12/31/09
12/31/07
01/31/08
10/31/08
10/31/08
10/31/08
10/31/08
12/29/11
12/29/11
05/31/07
11/30/07
05/31/07
12/31/10
10/31/08
10/31/08
02/28/08
02/28/08
02/28/08
10/31/08
12/31/07
11/30/06
05/31/07
05/31/11
11/30/07
01/31/09
Six, 5 year
Five, 5 year
Six, 5 year
Six, 5 year
Vacant
Vacant
Five, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Five, 5 year and One, 71 month
Six, 5 year
Tenant exercised economic discontinuance
Six, 5 year
Six, 5 year
Five, 5 year
Five, 5 year
Six, 5 year
Six, 5 year
One, 3 year and One, 5 year
Four, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Two, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Two, 5 year
Six, 5 year
Six, 5 year

State	City	Approximate Leaseable Building Sq. Ft.	January 1, 2006 Annualized Base Rent per Sq. Ft.($)	Principal Tenant(12)	Current Term Lease Expiration*	Renewal Terms

NM NV NV NV NV NV NY OH OH OH OK OR OR OR OR PA PA PA PA PA PA PA PA PA PA PA	Las Cruces
Las Vegas
Las Vegas(1)
Las Vegas(1)
Las Vegas(5)
Reno(1)
Portchester
Cincinnati(1)
Columbus(1)
Franklin
Lawton(1)
Beaverton
Grants Pass(1)
Portland
Salem
Doylestown
Lansdale
Lima
Philadelphia
Philadelphia
Philadelphia
Philadelphia
Philadelphia
Philadelphia
Philadelphia
Philadelphia
30,000 38,000 60,000 38,042 2,800 42,000 59,000 25,628 34,019 29,119 30,757 42,000 33,770 41,612 51,902 3,800 3,800 3,800 3,800 3,800 3,800 3,800 3,800 3,800 3,800 3,800	$14.64 4.45 7.57 14.13 8.85 13.16 18.89 14.39 23.44 3.83 10.84 13.02 8.65 8.29 7.81 38.81 41.04 44.66 36.58 52.19 11.77 42.99 49.12 38.81 39.09 55.26	Albertson's Inc.
Albertson's Inc.
Albertson's Inc.
Albertson's Inc.
Albertson's Inc./CSK Auto
Albertson's Inc.
Pathmark Stores, Inc.
The Kroger Co.
The Kroger Co.
Marsh Supermarkets, Inc.
Safeway, Inc.
Albertson's Inc.
Safeway, Inc.
Albertson's Inc.
Albertson's Inc.
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)

12/31/07
12/31/10
01/30/11
01/31/08
01/31/09
12/31/07
10/31/08
12/28/06
12/29/06
10/31/08
03/31/09
02/28/09
03/31/09
12/31/06
02/28/09
08/31/08
08/31/08
08/31/08
08/31/08
08/31/08
08/31/08
08/31/08
08/31/08
08/31/08
08/31/08
08/31/08
Six, 5 year
Five, 5 year
Two, 5 year
Two, 5 year and One, 71 month
Six, 5 year
Six, 5 year
Three, 5 year
One, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year

State	City	Approximate Leaseable Building Sq. Ft.	January 1, 2006 Annualized Base Rent per Sq. Ft.($)	Principal Tenant(12)	Current Term Lease Expiration*	Renewal Terms

PA PA PA SC TN TN TX TX TX TX TX TX TX TX TX TX TX TX TX TX TX UT UT VA WA WA WA WA WA WA WA WA WA WA WA WA WY WY WY	Philadelphia
Richboro
Wayne
Moncks Corner(1)
Chattanooga(1)
Paris(1)
Carrolton(17)
Dallas(1)
El Paso(5)
El Paso(5)
Fort Worth(1)
Garland(1)
Granbury(1)
Grand Prairie(1)
Greenville(1)
Hillsboro(1)
Houston(1)
Lubbock(1)(14)
Lubbock(5)
Midland
Texarkana
Bountiful(1)
Sandy(1)
Staunton
Bothell(1)
Edmonds(1)(14)
Everett
Federal Way
Graham(1)
Kent
Milton(1)
Port Orchard(1)(18)
Redmond(1)
Spokane
Spokane(1)
Woodinville(1)
Cheyenne
Evanston (19)
Evanston

50,000
3,800
3,800
23,000
42,130
31,170
61,000
68,024
2,625
2,800
44,000
40,000
35,000
49,349
48,427
35,000
52,200
53,820
2,550
60,000
46,000
49,500
41,612
23,000
27,968
35,459
35,000
42,000
44,718
42,000
44,718
27,968
44,718
42,000
38,905
29,726
31,420
28,086
10,378

$ 8.08
36.02
52.75
2.69
16.81
15.04
8.24
7.89
7.79
6.44
13.72
17.05
12.15
10.02
4.20
9.62
14.45
NA
6.82
10.53
4.72
5.76
4.78
7.20
3.45
NA
17.22
9.76
9.22
12.99
10.63
3.00
11.26
5.13
9.63
5.77
6.87
NA
3.91
Pathmark Stores, Inc.
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Meritor Savings Bank (Mellon Bank/Citizens Bank)
Food Lion, Inc. (Delhaize America Inc.)
The Kroger Co.
The Kroger Co.
Albertson's Inc.
The Kroger Co.
Albertson's/CSK Auto
Albertson's/CSK Auto
Safeway, Inc.
Safeway, Inc.
Safeway, Inc.
Safeway, Inc.
Safeway, Inc.
Safeway, Inc.
The Kroger Co.
Vacant
Albertson's/CSK Auto
Albertson's Inc.
Albertson's Inc.
Albertson's Inc.
Albertson's Inc.
Food Lion, Inc. (Delhaize America Inc.)
Albertson's Inc.
Vacant
Albertson's Inc.
Albertson's Inc.
Safeway, Inc.
Albertson's Inc.
Safeway, Inc.
Jubilee Fun
Safeway, Inc.
Albertson's Inc.
Safeway, Inc.
Albertson's Inc.
Albertson's Inc.
Uinta County Herald
Community First Bank (Bank of the West)

11/30/10
08/31/08
08/31/08
02/28/08
07/01/08
07/01/08
01/30/06
12/28/06
01/31/09
01/31/09
05/31/07
11/30/07
11/30/07
03/31/09
05/31/11
11/30/07
12/29/11
Vacant
01/31/09
02/28/09
03/31/11
01/30/11
12/31/06
02/28/08
12/31/10
Vacant
12/31/07
12/31/07
03/31/09
02/28/09
03/31/09
month-month
03/31/09
12/31/10
03/31/09
12/31/06
03/31/06
Multi-Tenant/Vacant
Multi-Tenant
Five, 5 year
Six, 5 year
Six, 5 year
Two, 5 year
Six, 5 year
Six, 5 year
Tenant has not elected to renew
Tenant has elected not to renew
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Five, 5 year
Six, 5 year
Five, 5 year
Vacant
Six, 5 year
Six, 5 year
Five, 5 year
One, 5 year
Two, 5 year
Six, 5 year
Five, 5 year
Vacant
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
Six, 5 year
None
Six, 5 year
Five, 5 year
Six, 5 year
Five, 5 year
Tenant has not elected to renew
None
None

State	City	Approximate Leaseable Building Sq. Ft.	January 1, 2006 Annualized Base Rent per Sq. Ft.($)	Principal Tenant(12)	Current Term Lease Expiration*	Renewal Terms

TOTAL/AVERAGE RETAIL		5,269,544	$9.22

INDUSTRIAL:
CA CA FL KY ME NY SC TN TN TX WI	Long Beach(1)(3) Palo Alto(1) Orlando(14) Owensboro(1)(6) North Berwick Saugerties(9) N. Myrtle Beach(1) Franklin(1) Memphis(1) Lewisville Windsor(1)	200,541 123,000 205,016 443,380 820,868 52,000 36,828 289,330 780,000 256,000 356,000	$ 14.88 32.37 5.89 11.93 2.21 2.35 3.88 5.10 3.67 5.89 7.52	Raytheon Company
Xerox Corporation
Walgreen Company
Chesebrough Ponds/Unilever
United Technologies Corp.
Rotron Inc/EG&G/URS
Food Lion, Inc. (Delhaize America Inc.)
United Technologies Corp.
Sears, Roebuck & Company
Xerox Corporation
Walgreen Company
					12/31/08 01/31/08 03/31/11 12/19/08 12/31/10 12/31/09 10/31/08 12/31/08 02/28/17 06/30/08 02/28/07	Six, 5 year One, 5 year Four, 5 year Five, 5 year Five, 5 year Four, 5 year Four, 5 year Four, 5 year Two, 10 year Six, 5 year Five, 5 year

TOTAL/AVERAGE INDUSTRIAL		3,562,963	$ 6.42

AZ CA CO NM TX TX TX TX	Sun City(13) El Segundo(4) Ft. Collins Carlsbad(13) Corpus Christi(13) El Paso(13) McAllen(13) Victoria(13)	10,000 959,000 10,000 10,000 10,000 10,000 10,000 10,000	$ 15.00 16.10 24.96 15.00 15.00 15.00 15.00 15.00	Furrs Cafeterias Raytheon Company Lithia Motors Furrs Cafeterias Furrs Cafeterias Furrs Cafeterias Furrs Cafeterias Furrs Cafeterias	05/31/12 12/31/08 05/31/12 05/31/12 05/31/12 05/31/12 05/31/12 05/31/12	None Six, 5 year Ten, 5 year None None None None None

TOTAL/AVERAGE OTHER		1,029,000	$ 16.12

GRAND TOTAL/AVERAGE		16,771,024	$ 14.30

__________

*	Represents the later of the current lease term or any exercised renewal term options.
(1)	Land held in land estate or pursuant to ground lease.
(2)	See "Item 1. Business-2005 Transactions and Subsequent Events" for information on these properties.
(3)	55.0% interest owned by us.
(4)	53.0% interest owned by us.
(5)	49.9% interest owned by us.
(6)	62.2% interest owned by us.
(7)	47.5% interest owned by us.
(8)	68.9% interest owned by us.
(9)	57.8% interest owned by us.
(10)	60.5% interest owned by us.
(11)	32.1% interest owned by us.
(12)	The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.

(13)	These leases do not provide for renewal terms.
(14)	Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent.
(15)	We received a notice dated August 30, 2005 from Albertson's Inc. indicating that it intends to exercise its right to terminate the lease for the property located in Rock Falls, Illinois as of May 8, 2006. In accordance with the terms of the lease, Albertson's Inc. has made an offer to purchase the property for an amount stipulated in the lease of approximately $861,000. We can reject this offer by notifying Albertson's Inc. by April 18, 2006. We are currently evaluating whether the offer should be rejected. We recorded an impairment loss of $550,000 on this property during the third quarter of 2005.
(16)	Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent. However, a lease has been executed with a new tenant for an initial seven year term commencing April 1, 2006. Annual rental rates under the lease will be as follow: 4/1/06 – 3/31/08, $371,000; 4/1/08 – 3/31/11, $384,000; 4/1/11 – 3/31/13, $397,000. The lease provides for two, five-year renewal options at fair market value.
(17)	Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent. However, a lease has been executed with a new tenant for an initial 15-year term commencing February 1, 2006. Annual rental rates under the lease will be as follows: 2/1/06 – 1/31/09, $240,832; 2/1/09 – 1/31/12, $270,936; 2/1/12 – 1/31/15, $301,040; 2/1/15 – 1/31/18, $331,144; 2/1/18 – 1/31/21, $361,248. The new tenant was granted free rent from 2/1/06 – 4/30/06 and for February 2007. The lease provides for one, five-year renewal option at fair market value.
(18)	Tenant did not exercise the renewal option. Accordingly, it no longer has the right to re-lease this space for the contractual renewal rent. However, we have entered into an agreement with the subtenant to rent the premises on a month-to-month basis. We are currently negotiating a long term lease with the subtenant.
(19)	Approximately 7,800 square feet is rented under four separate leases to multiple tenants.

Below is a listing of tenants which accounted for 3% or more of aggregate in-place annualized rental revenues from our properties as of December 31, 2005:

Tenant(1)	Number of Properties	Square Footage	2005 Rental Revenues	Percentage of 2005 Aggregate Annual Rental Revenue

Raytheon Company(2)	6	2,286,009	$42,863,692	17.9
St. Paul Fire and Marine Insurance Co.	1	530,000	25,832,664	10.8
Albertson's Inc.	71	2,842,909	22,590,094	9.4
Honeywell, Inc.(3)	4	727,557	19,833,669	8.3
Federal Express Corporation	2	592,286	16,575,578	6.9
Owens-Illinois, Inc.	1	707,482	13,364,335	5.6
Entergy Corporation	3	489,500	11,849,734	4.9
Safeway Inc.	19	736,036	8,494,155	3.5
Hibernia National Bank	2	403,027	8,286,145	3.5
Nevada Power Company	1	282,000	7,735,260	3.2

__________

(1)	The listed company is either the tenant, the obligor or guarantor with respect to the lease or the successor-in-interest to the initial tenant.
(2)	Properties leased to Raytheon represented approximately 12.9% of our total assets for financial reporting purposes as of December 31, 2005. Raytheon is a public company subject to the reporting requirements of the Securities Exchange Act of 1934. As of December 31, 2005, no other lessee leased property from us representing more than 10% of our total assets.
(3)	In June 2005, we entered into an agreement with Honeywell International, Inc. the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. See “Item 1. Business - Property Matters” above.

The following charts set forth certain information as of December 31, 2005 concerning expirations of the current lease terms for our properties (assuming no renewals other than those which have already been exercised) from 2006 to 2016:

Lease Expiration Date	Number of Properties at Which Lease Expires (1)	Approximate Sq. Ft. Covered by Expiring Leases (1)	Aggregate In-Place Rental Income (1) (2)	Cumulative Percentage of Aggregate Revenues (1)

2006	13	1,283,375	$17,230,920	7.2%
2007	32	3,005,442	37,284,017	22.7%
2008	63	5,755,504	99,190,024	64.1%
2009	45	2,746,105	58,627,451	88.6%
2010	12	1,295,191	4,118,356	90.3%
2011	16	1,158,446	9,992,346	94.4%
2012	9	395,000	3,187,134	95.8%
2013	1	39,600	788,722	96.1%
2014	1	282,000	7,735,260	99.3%
2015	—	—	—	99.3%
2016	1	225,919	1,600,000	100.0%
Vacant	10	584,442	—

TOTAL PORTFOLIO	203	16,771,024	$239,754,230	100.0%

(1)	Covers current term lease expirations only.
(2)	Based on rent from continuing operations for the year ended December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Policy

We operate in a manner intended to enable us to continue to qualify as a real estate investment trust under Sections 856-860 of the Code. In order to qualify as a REIT, we are generally required each year to distribute to our stockholders at least 90% of our taxable income (excluding any net capital gain). We intend to comply with the foregoing minimum distribution requirement.

We currently anticipate making regular quarterly dividends in respect of our operations in amount equal to $.40 per quarter per common share. However, future distributions are dependent upon many factors, including our earnings, capital requirements, property sales, financial condition and available cash flow. In this regard, the KeyBank/Bank of America Loan requires the Operating Partnership to maintain liquid assets of at least $5,000,000 and a minimum consolidated net worth equal to $400,000,000 during the initial loan term and up to $550,000,000 during the last extended term. In addition, under the terms of the loan, the Operating Partnership is prohibited from making distributions to us and its other partners if its unconsolidated debt service coverage ratio falls below 1.7 during the initial period of the loan or 2.0 during the extension periods. These and other restrictions relating to the KeyBank/Bank of America loan could impact the Operating Partnership’s, and similarly our, ability to make distributions in the future. However, pursuant to the terms of the KeyBank/Bank of America Loan, the Operating Partnership is permitted to make distributions sufficient for us to meet our REIT requirements.

We paid a dividend for the period from November 7, 2005 (the date of the consummation of the IPO) through December 31, 2005 of $.27 per share. During that same time period, our high and low trading prices on the New York Stock Exchange were $16.14 and $15.00 respectively.

Our shares of common stock are traded on the New York Stock Exchange (Ticker Symbol: NKT). As of December 31, 2005, there were three record holders of the common stock. We estimate the total number of beneficial owners at approximately 2,321.

As required by applicable New York Stock Exchange listing rules, on February 9, 2006, our President submitted to the New York Stock Exchange a certification that he was not aware of any violation by us of New York Stock Exchange corporate governance listing standards.

Sales of Unregistered Securities

Simultaneously with the consummation of the IPO on November 7, 2005, we sold to Winthrop Realty Trust 3,125,000 shares of our common stock for a purchase price of $16 per share or $50,000,000 in the aggregate. In addition, we issued an additional 1,250,000 shares to Winthrop Realty Trust in consideration for the assignment by Winthrop Realty Trust of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, our and Winthrop Realty Trust’s Chairman and Chief Executive Officer. Both sales of shares were effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Also in connection with the IPO, on November 7, 2005 we issued to NKT Advisors one share of our special voting preferred stock. The special voting preferred stock entitles NKT Advisors to vote on all matters for which our common stockholders are entitled to vote. The number of votes that NKT Advisors will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,000 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represents the total number of units of limited partnership interest in the Operating Partnership that were outstanding immediately following consummation of the IPO (excluding units held by us). As units are redeemed at the option of a unitholder, the number of votes attaching to NKT Advisor’s special voting preferred stock will decrease by an equivalent amount. The Advisory Agreement provides that on all matters for which NKT Advisors is entitled to cast votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners on such matters, except that NKT Advisors (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado are limited under certain circumstances. The issuance of the special voting preferred was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data are derived from our audited consolidated financial statements as of December 31, 2005 and for the period from November 7, 2005 to December 31, 2005 and from our Operating Partnership’s (the “Predecessor”) audited consolidated financial statements for the period from January 1, 2005 to November 6, 2005 and as of and for the years ended December 31, 2004, 2003 and 2002 and from the combined consolidated financial statements of Newkirk RE Holdings, LLC and Newkirk NL Holdings, LLC (“Previous Predecessor Entity”) as of and for the year ended December 31, 2001. The financial data set forth below should be read in conjunction with “Item 7. Managements’s Discussions and Analysis of Financial Condition and Results of Operations” below and “Item 8. Financial Statements and Supplementary Data” and the notes thereto appearing elsewhere in this report.

	The Company	The Predecessor (1)				The Previous Predecessor

	Period November 7, 2005 to December 31, 2005	Period January 1, 2005 to November 6, 2005	Year Ended December 31,

			2004	2003	2002	2001 (2)

	(in thousands, exept per share data)
Operating Data
Total revenues	$35,308	$197,563	$236,444	$251,021	$240,203	$258,975
Income from continuing
operations before minority interest	4,297	52,231	101,278	104,938	102,049	102,049
Income from continuing operations	948	36,293	82,794	86,641	89,665	46,387
Net income	1,349	43,171	137,808	145,164	122,862	49,611
Net income per share	0 .07	--	--	--	--	--
Weighted average common shares outstanding	19,375	--	--	--	--	--
Distribution declared per share	0.27	--	--	--	--	--
Balance Sheet Data
Real estate investments, at cost	1,488,192	--	1,578,182	1,655,430	1,716,568	1,390,422
Real estate investments, net of
accumulated depreciation	943,992	--	1,032,797	1,129,237	1,203,890	1,001,321
Total assets	1,345,084	--	1,237,129	1,384,094	1,476,623	1,476,922
Long term debt	726,586	--	907,339	1,104,231	1,238,494	1,024,539
Partners’ equity	--	--	203,785	98,864	(6,104)	257,518
Stockholders’ equity	176,041	--	--	--	--	--
Other Data (3)
Funds from continuing operations	3,290	--	--	--	--	--
Adjusted funds from continuing operations	6,449	--	--	--	--	--
Adjusted funds from continuing operations per share	0.33	--	--	--	--	--

(1)	Represents historical financial data for the Operating Partnership and its subsidiaries.

(2)	The combined consolidated balance sheet at December 31, 2001 and the combined consolidated operating results for the year ended December 31, 2001 are not comparable to the consolidated balance sheet data at December 31, 2002 and the consolidated operating data results for the year ended December 31, 2002. The Previous Predecessor Entity amounts include assets that were not transferred to the Operating Partnership, and the Operating Partnership amounts include assets that were contributed to the Operating Partnership by partners other than the Previous Predecessor Entity.

(3)	The following presents a reconciliation of our income from continuing operations to our adjusted funds from continuing operations for the period November 7, 2005 to December 31, 2005 (in thousands):

Income from continuing operations	$948

Real estate depreciation	2,090
Real estate depreciation of unconsolidated interests	55
Amortization of lease intangibles	197

Funds from continuing operations	3,290
Add: Compensation expense incurred for exclusivity rights	3,159

Adjusted funds from continuing operations	$6,449

We compute funds from continuing operations (“FFO”) as shown in the calculation above. Funds from continuing operations is a non-GAAP financial measure which represents "funds from operations" as defined by NAREIT, excluding net income (loss) from discontinued operations. NAREIT defines funds from operations as net income, computed in accordance with generally accepted accounting principles or GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We have also reported our adjusted FFO (“AFFO”) as adjusted for the non-cash charge incurred in connection with the issuance of shares to Winthrop Realty Trust in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by senior management. We consider AFFO a useful additional measure of performance for an equity REIT because it facilitates an understanding of the operating performance of its properties without giving effect to real estate depreciation and amortization, which assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that funds from continuing operations provides a more meaningful and accurate indication of our performance. AFFO can also facilitate a comparison of current operating performance among REITs. AFFO does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were formed on July 22, 2005 to become and subsequently became the general partner of the Operating Partnership in connection with the IPO on November 7, 2005. Because of our limited history, we believe that a discussion of our operating results would not be meaningful. We have therefore set forth below a discussion of the historical operations of the Operating Partnership, through which we will conduct all of our operations. We intend to manage the Operating Partnership’s existing properties through lease renewals and extensions with existing tenants, new leases and/or, if stragetically warranted, sales. Upon expiration of a property’s lease, we intend to extend the lease or promptly re-lease the property to a new tenant. If we are unable to extend a lease or re-lease the property on a net lease basis, our general intention is to either sell that property or re-lease the property on a non-net lease basis and then sell it. However, depending on existing market conditions, we may elect to retain non-net leased properties so as to maximize returns.

The primary risks associated with re-tenanting properties are: (i) the period of time required to find a new tenant; (ii) whether renewal rental rates will be lower than in-place rental rates; (iii) significant leasing costs such as commissions and tenant improvement allowances; and (iv) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. We address these risks by contacting tenants well in advance of their lease expirations to ascertain their occupancy needs, visiting the properties to determine the physical condition of the property and meeting wth local brokers to determine the depth of the rental market.

Our strategy differs from the Operating Parntership’s historical strategy in that we intend to employ a portion of the proceeds from the IPO as well as from future debt or equity financing and redeploy a portion of our cash flow from operations and property sales, net of distributions to our stockholders, to engage in significantly more acquisition and investment activity than the Operating Partnership had previously conducted. We will look to:

o	acquire individual net leased properties and portfolios of net leased properties;
o	complete sale/leaseback transactions, through which we acquire properties and lease the property back to the seller or operator under a net lease;
o	acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;
o	acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;
o	acquire senior or subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;
o	participate in development projects relating to net lease properties; and
o	explore investment opportunities in non-domestic markets.

Where opportunity arises, we intend to enter into strategic alliances with entities that historically have been leading sellers of net-lease assets.

We will also refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

Milestones and Subsequent Events Since the IPO (November 7, 2005 to March 1, 2006)

Financings

o	On February 10, 2006, we obtained a first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party, in the original principal amount of $14,800,000 secured by our property located in Bridgewater, New Jersey. See “Property Acquisitions and Other Investments” below. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

Property Sales

o	In November 2005, we sold our 430,000 square foot facility located in New Kingston, Pennsylvania to Hershey Foods Corporation, the tenant at the property pursuant to the purchase option contained in its lease for $11,350,000. We also received $3,838,000 of accrued and deferred rent.

Property Acquisitions and Other Investments

o	On January 18, 2006, we acquired an approximately 115,500 square foot office building in Bridgewater, New Jersey for a purchase price of $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net adjusted rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

o	On January 26, 2006, we acquired a 99,500 square foot 100% leased office building in Lisle, Illinois for a purchase price of $15,250,000. Adjusted net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual lease rent commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by $43,000 on each January 1 thereafter.

o	At December 31, 2005, we owned securities in the publicly traded net lease REITs for an aggregate cost of approximately $5,030,000.

Lending Activities

o On December 29, 2005, a joint venture in which we hold a 50% interest made a $6,500,000 first mortgage loan to the Chicago Athletic Association. The loan is secured by a property solely occupied by the Chicago Athletic Association and located at 12 S. Michigan, Chicago, Illinois, bears interest at 8.5% per annum, requires monthly payments of approximately $52,000 and matures on December 15, 2010, at which time the outstanding principal balance of the loan is expected to be approximately $6,089,000.

Leasing

o	As of March 1, 2006, our properties were 96.5% leased.

o	Since November 7, 2005, six tenants representing leases at ten properties containing 1,390,674 square feet exercised their renewal option.

o	During that same period, two tenants representing leases at three properties containing 135,548 square feet notified us that they would not exercise their renewal options. We are currently marketing these properties for lease.

o	Since the IPO, three properties containing 143,173 square feet have been fully leased, and one property has been partially leased to a 7,800 square foot tenant.

Other Matters

o	On January 15, 2006 we entered into a strategic alliance with U.S. Realty Advisors, LLC, a leading net-lease property advisor, pursuant to which we will acquire single tenant assets.

o	In January 2006, we engaged the services of two dedicated, nationally recognized acquisition professionals, K. David Beardsley and Brian Johnson.

Trends

Competition

We expect to face significant competition for our targeted investments. We intend to capitalize on the acquisition and investment opportunities that our senior management may bring to us as a result of its acquisition experience. Through its broad experience, our senior management team has established a network of contacts and relationships in the net leased property industry, including relationships with operators, financiers, commercial real estate brokers, potential tenants and other key industry participants. In addition we believes that NKT Advisors’ significant real estate management infrastructure will provide us with the economies of scale associated with its current business operations and thus will provide us with a competitive advantage when bidding on investment opportunities.

We also compete with a large number of real estate property owners and developers for tenants.  Principal factors of competition are rent charged, attractiveness of location and property condition.  Our success will depend upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Interest rate environment

The current yield curve indicates that interest rates may increase. The effect of future interest rate increases on future acquisitions is not possible to predict but with respect to the effect on our floating rate debt, we may utilize a variety of financial instruments, including interest rate swaps, caps, options, floors and other interest rate exchange contracts, in order to limit the effects of fluctuations in interest rates on operations. Toward that end, we have entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR Rate at 4.642% for $250,000,000 of the loan balance; (ii) an interest rate cap agreement with Fleet Bank for $295,000,000 through November 2006 capping the LIBOR Rate at 5%; and (iii) an interest rate cap agreement with SMBC Derivative Products Limited capping the LIBOR Rate at 6% for the period from November 2006 until August 2008 for a notional Amount of $290,000,000 related to KeyBank National Association debt. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management.

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Historically, the Operating Partnership principal sources of funds have been operating cash flows, property sales and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of December 31, 2005, ten properties were not subject to leases, representing approximately 3.5% of our square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility and issuance of equity and debt, as well as other alternatives; will provide the necessary capital required for our investment activities.

We received net proceeds of approximately $273,000,000 in connection with the IPO and sale of shares to Winthrop Realty Trust, the proceeds of which were used in connection with the November 7, 2005 transaction to purchase 2,500,000 units from existing limited partners in the Operating Partnership for a net cost of approximately $37,700,000, and the balance of the proceeds were contributed to the Operating Partnership in exchange for newly-issued units. The Operating Partnership used these proceeds to repay $150,000,000 of existing debt, and the balance was added to cash reserves to be utilized to fund future acquisitions and fund working capital requirements. We will conduct all of our operations through the Operating Partnership. As a public company, we have access to public and private equity and debt markets and selective secured indebtedness. We may also seek an unsecured credit facility.

Our UPREIT structure will enable us to acquire properties for cash and/or by issuing to sellers, as a form of consideration, limited partnership interests in the Operating Partnership. We intend to utilize this structure to facilitate our ability to acquire individual properties and portfolios of properties by structuring transactions which will defer tax payable by a seller while preserving our available cash for other purposes, including the payment of dividends and distributions.

Future Cash Requirements:

The following table sets forth the timing of our payment obligations related to our off-balance sheet and contractual obligations from continuing operations, including all fixed and variable rate debt obligations, as of December 31, 2005, (in thousands):

	Payments Due by Period

Contractual Obligations	Total		Less than 1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage Loan Payable	$166,195		$36,700	$80,469	$16,625	$32,401
Note Payable	593,463		7,500	585,963	--	--
Contract Right Mortgage Loan (4)	11,128		--	--	720	10,408
Ground Lease Obligations (1)	1,291		269	522	497	3
Advisors’ Fee (2)	14,400	(3)	4,800	9,600	--	--	(3)

	$786,477		$49,269	$676,554	$17,842	$42,812

Commitments (5)	--		--	--	--	--

(1)	Does not include ground lease obligations where the lease agreements require the tenant to pay the ground rent expense.
(2)	Based upon equity in place at December 31, 2005. No effect given to the incentive fee as it is a product of future performance.
(3)	No amounts have been included due to the automatic annual renewal provisions of the Advisory Agreement.
(4)	No payments until 2009.
(5)	Excludes pending acquisitions from January 1, 2006 to January 26, 2006 of $36,400,000 that were subject to due diligence at December 31, 2005.

We carry comprehensive liability and all risk property insurance: (i) fire; (ii) flood; (iii) extended coverage; (iv) “acts of terrorism,” as defined in the Terrorism Risk Insurance Act of 2002, and (v) rental loss insurance with respect to our assets. In addition, under the terms of the triple-net tenant leases, the tenant is obligated to maintain adequate insurance coverage.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) and our secured debt facility contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage under these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

Cash Flows

For purposes of the following discussion of cash flow for the year ended December 31, 2005 and December 31, 2004, we have combined the cash flow from our operations for the period from November 7, 2005 through December 31, 2005, and the Operating Partnership for the period from January 1, 2005 through November 6, 2005. Internally, we use combined reporting to evaluate our operating performance and believe that this presentation will provide investors with additional insight into our financial results.

We had cash and cash equivalents of $174,816,000 at December 31, 2005, which consisted of $94,816,000 in cash and $80,000,000 in US Treasury Bill cash equivalents with maturities of less than 90 days. U.S. Treasury Bills are classified as cash equivalents. The average annual yields on the U.S. Treasury Bills were 3.0% for the years ended December 31, 2005.

Our level of liquidity based upon cash and cash equivalents increased by approximately $153,499,000 during the year ended December 31, 2005. The increase resulted from $142,463,000 of cash provided by our operating activities, $20,722,000 of cash provided by our investing activities and $9,686,000 of cash used by our financing activities.

Cash provided by operating activities of $142,463,000 was comprised of: (i) net income of $44,521,000; (ii) adjustments for non-cash items of $129,923,000, and (iii) a net negative change in operating assets and liabilities of $31,981,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $53,974,000; (ii) impairment loss of $29,715,000; (iii) loss on early extinguishment of debt of $30,460,000; (iv) minority interest of $19,004,000; (v) compensation expense related to the exclusivity rights of $10,500,000, (vi) the effect of straight-lining of rental income of $5,741,000. These amounts were partially offset by (i) net gains on disposal of real estate of $16,501,000, (ii) equity in net income of partially-owned entities of $2,729,000, and (iii) interest earned on restricted cash of $239,000. See Results of Operations below for additional details on our operations.

Cash provided by our investing activities consisted of $44,911,000 in proceeds from the sale of real estate, $44,405,000 from the acquisition of all the partnership interests in T-Two Partners and $143,000 in proceeds from the sale of real estate securities, partially offset by (i) purchases of various real estate securities for $5,171,000, (ii) deposits on future real estate acquisitions of $2,126,000, (iii) the issuance of loans receivable of $6,500,000, (iv) increases in our restricted cash of $16,777,000, (v) investments in limited partnership interests of $80,000, (vi) costs to obtain new leases of $65,000, (vii) $286,000 of building acquisitions and capital improvements to our existing properties, and (viii) $37,732,000 to acquire outside minority interests.

During 2005 our financing activities used cash primarily for (i) principal payment on mortgage notes of $277,685,000, (ii) principal payments on notes payable of $319,035,000, (iii) principal payments on contract right mortgage notes of $85,481,000, (iv) $37,692,000 of distributions made to our unitholders, and financing costs of $6,997,000. Cash provided by financing activities consisted primarily of (i) $268,871,000 of net proceeds from the sale of common shares by us in connection with the IPO, (ii) $477,759,000 of net proceeds from the refinancing of our secured debt facility, and (iii) $1,666,000 received in contributions form minority partners.

Dividends

In connection with our intention to qualify as a REIT for Federal income tax purposes, we expect to pay regular dividends to stockholders. These dividends are expected to be paid from operating cash flows and/or other sources.

In December 2005, we declared a dividend of $0.27 per share which was paid on January 17, 2006 to the stockholders of record as of December 31, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2005.

Capital Expenditures

Due to the net lease nature of our leases, we do not incur significant expenditures in the ordinary course of business to maintain our properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

For purposes of the following comparison of operating results for the years ended December 31, 2005 and December 31, 2004, we have combined our results of operations for the period from November 7, 2005 through December 31, 2005 with the Operating Partnership’s the period from January 1, 2005 through November 6, 2005. Internally, we use combined reporting to evaluate our operating performance and believes that this presentation will provide investors with additional insight into our financial results.

Income from Continuing Operations

Income from continuing operations decreased by $45,553,000 to $37,241,000 for the year ended December 31, 2005 from $82,794,000 for the year ended December 31, 2004. As more fully described below, this decrease is primarily attributable to loss on early extinguishment of debt and impairment charges incurred during 2005 and a 1.9% decline in rental revenues.

Rental Income

Rental income decreased by $4,307,000 or 1.9% to $228,382,000 for the year ended December 31, 2005 from $232,689,000 for the year ended December 31, 2004. Approximately $2,437,000 of the decrease was due to the vacancy of a property located in Bedford, Texas. The decrease was also due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates which, in a number of instances, are above market rate. Leased square footage declined from approximately 99% at December 31, 2004 to approximately 96.5% at December 31, 2005.

Interest Income

Interest income increased by $777,000 or approximately 22.7% to $4,200,000 for the year ended December 31, 2005 from $3,423,000 for the year ended December 31, 2004. The increase was due to higher invested cash balances and an increase in yields earned our cash balances.

Management Fee Income

Management fee income decreased by $45,000 or approximately 13.5% to $287,000 for the year ended December 31, 2005 from $332,000 for the year ended December 31, 2004. The decrease is attributable to fewer properties under management resulting from the sale of four properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $15,731,000 or approximately 18.9% to $67,665,000 for the year ended December 31, 2005 compared to $83,396,000 for the year ended December 31, 2004. The decrease was primarily due to loan prepayments during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing. In addition there was a reduction to our amortization of deferred financing costs of $3,239,000.

Loss from early Extinguishment of Debt

The loss from early extinguishment of debt increased by $28,722,000 to $28,808,000 for the year ended December 31, 2005 from $86,000 for the year ended December 31, 2004. The increase was primarily due to the refinancing of Operating Partnership debt which occurred on August 11, 2005. We incurred approximately $23,548,000 of prepayment penalties and approximately $7,323,000 of deferred mortgage costs were written off as a result of the refinancing. The Operating Partnership also recorded a net gain from the early extinguishment of the debt refinanced of approximately $1,703,000 as the carrying value for financial reporting purposes was higher than the amount paid off.

Depreciation

Depreciation expense increased by $5,541,000 or approximately 16.6% to $38,877,000 for the year ended December 31, 2005 compared to $33,336,000 for the year ended December 31, 2004. The increase is primarily attributable to the shortening of the useful life of four of our properties. In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price) and we granted the tenant an option to purchase the properties in 2007. In light of these circumstances, we reduced our carrying value through an impairment charge and also shortened the properties’ useful lives.

Impairment Loss

We recorded in our continuing operations a $16,954,000 impairment loss for the year ended December 31, 2005. Of this amount, $14,754,000 is the result of the restructuring of the lease with Honeywell International, Inc. for its four office buildings owned in Morris Township, New Jersey as described above. The balance of this amount is an impairment loss of $2,200,000 was recorded on a property located in Evanston, Wyoming due to an offer to purchase the property which was lower than the property’s carrying value. In 2004 we recorded an impairment charge of $9,600,000 on a property located in Bedford, Texas.

Amortization Expense

Amortization expense increased by $219,000 or 7.8% to $3,013,000 for the year ended December 31, 2005 compared to $2,794,000 for the year ended December 31, 2004. The increase relates to the amortization of in-place lease intangibles acquired in connection with the November 7, 2005 purchase of limited partnership units in the Operating Partnership.

Ground Rent

Ground rent expense increased by $185,000 or approximately 6.0% to $3,252,000 for the year ended December 31, 2005 compared to $3,067,000 for the year ended December 31, 2004. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense increased by $232,000 or approximately 17% to $1,608,000 for the year ended December 31, 2005 compared to $1,376,000 for the year ended December 31, 2004. The increase is primarily the result of an audit by the State of Tennessee.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $466,000 or approximately 17.5% to $3,128,000 for the year ended December 31, 2005 compared to $2,662,000 for the year ended December 31, 2004. The increase is primarily the result of lower interest expense at the limited partnerships due to scheduled debt amortization and additional purchases of equity positions in limited partnerships.

Other Expense

Other expense for the year ended December 31, 2005 of $2,855,000 represents the minority interest expense of the Operating Partnership.

Minority Interest Expense

Minority interest expense increased by $803,000 or approximately 4.3% to $19,287,000 for the year ended December 31, 2005 compared to $18,484,000 for the year ended December 31, 2004. The increase was the result of an increase in minority interests due to the transactions on November 7, 2005 and the result of higher earnings at the non-wholly owned consolidated properties.

Discontinued Operations

During the year ended December 31, 2005, seven properties were sold for a combined net sales price of approximately $44,900,000. We recognized a net gain on disposal of one of these properties of $1,733,000, and the Operating Partnership recognized a net gain on disposal of these properties of $15,974,000. The sale and operations of these properties for all periods presented has been recorded as discontinued operations in compliance with the provisions of SFAS No. 144. Also included in discontinued operations are the operations attributed to our property located in Toledo, Ohio. We have received notice that the tenant will not renew its lease. While we will attempt to sell or re-lease the property, there is a substantial risk that we will not be able to satisfy the balloon payment due on the mortgage and that we will lose this property through foreclosure in 2006. The loss from discontinued operations included an $11,328,000 impairment loss related to this property.

During the year ended December 31, 2004, the Operating Partnership sold 58 properties for a combined net sale price of $127,231,000. The Operating Partnership recognized a net gain on disposal of these properties of $49,808,000.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

Income from Continuing Operations

Income from continuing operations decreased by $3,847,000 to $82,794,000 for the year ended December 31, 2004 from $86,641,000 for the year ended December 31, 2003. As more fully described below, this decrease is attributable to a decrease in total revenue of $14,577,000 and an increase in minority interest expense of $187,000 which was partially offset by a decrease in total expenses of $10,309,000 and an increase in equity in income from investments in limited partnerships of $608,000

Rental Income

Rental income decreased by $14,942,000 or approximately 6.0% to $232,689,000 for the year ended December 31, 2004 from $247,631,000 for the year ended December 31, 2003. The decrease was primarily due to lower rental income resulting lease renewals at rates that are lower than the primary term rates. Leased square footage at December 31, 2004 and 2003 was approximately 99%.

Interest Income

Interest income increased by $451,000 or approximately 15.2% to $3,423,000 for the year ended December 31, 2004 from $2,972,000 for the year ended December 31, 2003. The increase was primarily due to interest income of $456,000 on a loan to T-Two Partners, which was partially offset by a decrease in interest income of $107,000 on a note held by Newkirk Finco LLC.

Management Fee Income

Management fee income decreased by $86,000 or approximately 21% to $332,000 for the year ended December 31, 2004 from $418,000 for the year ended December 31, 2003. The decrease is attributable to fewer properties under management.

Interest Expense and Loss from the Early Extinguishment of Debt

Interest expense and loss from the early extinguishment of debt decreased by $13,411,000 or approximately 13.8% to $83,482,000 for the year ended December 31, 2004 compared to $96,893,000 for the year ended December 31, 2003. The decrease was primarily due to loan payoffs of $48,350,000, normal scheduled principal payments of $109,785,000 and payments on the note payable to Bank of America of $43,028,000.

Depreciation

Depreciation expense remained relatively consistent at $33,336,000 decreasing 1.5% for the year ended December 31, 2004 compared to $33,850,000 for the year ended December 31, 2003.

General and Administrative

General and administrative expenses decreased by $5,115,000 or approximately 58.0% to $3,699,000 for the year ended December 31, 2004 compared to $8,814,000 for the year ended December 31, 2003. The decrease is primarily the result of a $4,437,000 decrease in legal costs due to a $3,600,000 legal settlement in 2003.

Amortization Expense

Amortization expense decreased by $1,967,000 or approximately 41.3% to $2,794,000 for the year ended December 31, 2004 as compared to $4,761,000 for the year ended December 31, 2003. The decrease in amortization expense is primarily the result of the refinancing of the debt in 2003.

Ground Rent

Ground rent expense increased by $16,000 to $3,067,000 for the year ended December 31, 2004 as compared to $3,051,000 for the year ended December 31, 2003. The increase in ground rent expense is primarily the result of increases in ground rent rates for two partnerships.

State and Local Taxes

State and local tax expense increased by $618,000 or approximately 81.5% to $1,376,000 for the year ended December 31, 2004 compared to $758,000 for the year ended December 31, 2003. The increase is the result of higher taxable income in several states with partnership income tax requirements.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $608,000 or approximately 30% to $2,662,000 for the year ended December 31, 2004 compared to $2,054,000 for the year ended December 31, 2003. This increase was due to additional purchases of equity positions in limited partnerships.

Minority Interest Expense

Minority interest expense increased by $187,000 or approximately 1.0% to $18,484,000 for the year ended December 31, 2004 compared to $18,297,000 for the year ended December 31, 2003. The increase was the result of increased profitability at the non-wholly owned partnerships.

Discontinued Operations

During the year ended December 31, 2004, the Operating Partnership sold 58 properties for a combined net sales price of $127,231,000. The Operating Partnership recognized a net gain on disposal of these properties of $49,808,000. During the year ended December 31, 2003, the Operating Partnership sold 14 properties for a combined net sales price of $156,409,000. The Operating Partnership recognized a net gain on disposal of these properties of $33,844,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Impairment of long-lived asset s.At December 31, 2005, we had $943,992,000 of real estate (net) and $41,685,000 of real estate held for sale (net), which combined, account for approximately 73% of our total assets. Buildings, improvements and real estate intangibles are carried at cost net of adjustments for depreciation and amortization. The fair values of our buildings, improvements and real estate intangibles are dependent on the performance of the properties.

We evaluate recoverability of the net carrying value of our real estate and related assets at least annually, and more often if circumstances dictate. If there is an indication that the carrying value of a property might not be recoverable, we prepare an estimate of the future undiscounted cash flows expected to result from the use of the property and its eventual disposition, generally over a five-year holding period. In performing this review, we take into account, among other things, the existing occupancy, the expected leasing prospects of the property and the economic situation in the region where the property is located.

If the sum of the expected future undiscounted cash flows is less than the carrying amount of the property, we recognize an impairment loss and reduce the carrying amount of the asset to its estimated fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. We estimate fair value using discounted cash flows or market comparables, as most appropriate for each property. Independent certified appraisers are utilized to assist management when warranted. During the years ended December 31, 2005 and December 31, 2004, we recorded $29,715,000 and $13,065,000, respectively, in impairment losses.

Because the cash flows used to evaluate the recoverability of the assets and their fair values are based upon projections of future economic events, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying values at the balance sheet dates. The cash flows and market comparables used in this process are based on good faith estimates and assumptions developed by management.

Unanticipated events and circumstances may occur, and some assumptions may not materialize; therefore, actual results may vary from the estimates, and variances may be material. We may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

As discussed above, we own a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois Inc. for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. The tenant has six five-year renewal options. This tenant is presently not using a substantial portion of the building and elected not to renew its lease. While we will attempt to sell or re-lease the property there is substantial risk that we will not be able to satisfy the balloon payment due on the mortgage and that the mortgage holder will foreclose on this property. We recognized an $11,328,000 impairment loss during the second quarter of 2005.

In the second quarter of 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings we own in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and we granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, we recognized a $14,754,000 impairment loss in the second quarter of 2005.

Useful lives of long-lived assets. Building and improvements and certain other long-lived assets are depreciated or amortized over their useful lives. Depreciation and amortization are computed using the straight-line method over the useful life of the building and improvements. The cost of properties represents the initial cost of the properties plus acquisition and closing costs less impairment adjustments.

Recently Issued Accounting Standards. In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the planned sale of any properties.

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and Error corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material effect on our consolidated financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We have not completed the process of evaluating the impact that will result from the adoption of the consensus in EITF 04-5 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Among our liabilities are both fixed and variable rate debt. To mitigate the effects of fluctations in interest rates on the variable rate portion of this debt, we own interest rate cap and swap agreements. All financial instruments were entered into for purposes other than trading. For the fixed rate portion of the our debt, changes in interest rates have no impact on interest incurred or cash flows, however such changes do impact the net financial position of the debt instruments. For our variable rate debt, changes in interest rates do not impact the net financial position of the instruments but do impact the interest incurred and cash flows.

At December 31, 2005, we had one loan which had a variable interest rate. The loan, which had an outstanding balance of $593,463,000 at December 31, 2005, was obtained in August 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at our option, either (i) LIBOR rate (as defined) plus 175 basis points or (ii) the bank’s prime rate plus 50 basis points. As a result of the acquisition of interest rate swap and cap agreements, (i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $295,000,000 of the loan (decreasing to $290,000,000 as of December 1, 2006) will be capped at 5.0% through November 2006 and 6.0% from December 2006 until August 2008.

We elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (4.29% at December 31, 2005) would have on interest expense based upon the balance of the variable rate loan at December 31, 2005, and assuming increases in the LIBOR rate up to the 5.0% maximum rate (based on the terms of the interest rate cap).

Additional interest expense	Change in LIBOR .71% (in thousands) $2,439

Any additional increase in LIBOR above the 5.0% maximum rate would result in approximately $485,000 of additional interest expense per 1.0% increase in LIBOR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” under “Item 15. Exhibits and Financial Statement Schedules”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our fiscal year ended December 31, 2005 and through the date of this report, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to Deloitte & Touche LLP’s satisfaction, as applicable, would have caused them to make reference to the subject matter in connection with their report on our financial statements for such year.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change occurred in our internal controls concerning financial reporting during the fourth quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors.

     “Election of Directors” presented in our 2006 Proxy Statement to be filed is incorporated herein by reference.

     (b) Executive Officers.

     “Executive Officers” as presented in our 2006 Proxy Statement to be filed is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     “Compensation of Directors” and “Executive Compensation”, presented in our 2006 Proxy Statement to be filed are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     “Security Ownership of Directors, Officers and Others” presented in our 2006 Proxy Statement to be filed is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     “Certain Transactions and Relationships” presented in our 2006 Proxy Statement to be filed is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     “Principal Accountant Fees and Services” presented in our 2006 Proxy Statement to be filed is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

     (1) Financial Statements:

Reports of Independent Registered Public Accounting Firms on pages F-1 & F-2 of Item 8.

Consolidated Balance Sheet for Newkirk Realty Trust, Inc. (the “Company”) as of December 31, 2005 and the Consolidated Balance Sheet for The Newkirk Master Limited Partnership (the “Predecessor”) as of December 31, 2004 on page F-3 of Item 8.

Consolidated Statements of Operations and Comprehensive Income for Newkirk Realty Trust, Inc. (the “Company”) for the period from November 7, 2005 through December 31, 2005 and the Consolidated Statements of Operations and Comprehensive Income for The Newkirk Master Limited Partnership (the “Predecessor”) for the period from January 1, 2005 through November 6, 2005 and for the years ended December 31, 2004 and 2003 on page F-4 of Item 8.

Consolidated Statement of Stockholders’ Equity for the Newkirk Realty Trust, Inc. (the “Company”) for the period from November 7, 2005 through December 31, 2005 and the Consolidated Statement of Partners’ Equity for The Newkirk Master Limited Partnership (the “Predecessor”) for the period from January 1, 2005 through November 6, 2005 and for the years ended December 31, 2004 and 2003 on page F-5 of Item 8.

Consolidated Statement of Cash Flows for Newkirk Realty Trust, Inc. (the “Company”) for the period November 7, 2005 through December 31, 2005 and the Consolidated Statements of Cash Flows for The Newkirk Master Limited Partnership (the “Predecessor”) for the period from January 1, 2005 through November 6, 2005 and for the years ended December 31, 2004 and 2003 on pages F-6 and F-7 of Item 8

Notes to Consolidated Financial Statements on pages F-8 through F-29 of Item 8.

     (2) Financial Statement Schedules:

Schedule III - Real Estate and Accumulated Depreciation.

All Schedules, other than III, are omitted, as the information is not required or is otherwise furnished.

(b) Exhibits.

     The exhibits listed on the Exhibit Index beginning on page 92 of this Report are filed as a part of this Report or incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWKIRK REALTY TRUST, INC.

Dated: March 10, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner

Chief Executive Officer

Dated: March 10, 2006	By:	/s/ Thomas Staples

Thomas Staples
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ Michael L. Ashner	Director	March 10, 2006

	/s/ Peter Braverman	Director	March 10, 2006

	Clifford Broser	Director

	Harold First	Director

	Richard S. Frary	Director

	Lara Johnson	Director

	Isidore Mayrock	Director

	Lewis S. Meltzer	Director

	Laura H. Pomerantz	Director

	Miles M. Stuchin	Director

	Steven Zalkind	Director

By:	/s/ Peter Braverman		March 10, 2006
Peter Braverman
as Attorney in-fact

Item 8. Financial Statements and Supplementary Data

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”) AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F - 1 to F- 2

FINANCIAL STATEMENTS

Consolidated Balance Sheet for Newkirk Realty Trust, Inc. (the “Company”) as of December 31, 2005 and the Consolidated Balance Sheet for The Newkirk Master Limited Partnership (the “Predecessor”) as of December 31, 2004
F - 3

Consolidated Statement of Operations and Comprehensive Income for Newkirk Realty Trust, Inc. (the “Company”) for the period from November 7, 2005 through December 31, 2005 and the Consolidated Statements of Operations and Comprehensive Income for The Newkirk Master Limited Partnership (the “Predecessor”) for the period from January 1, 2005 through November 6, 2005 and for the years ended December 31, 2004 and 2003
F - 4

Consolidated Statement of Stockholders’ Equity for the Newkirk Realty Trust, Inc. (the “Company”) for the period from November 7, 2005 through December 31, 2005 and the Consolidated Statement of Partners’ Equity for The Newkirk Master Limited Partnership (the “Predecessor”) for the period from January 1, 2005 through November 6, 2005 and for the years ended December 31, 2004 and 2003
F - 5

Consolidated Statement of Cash Flows for Newkirk Realty Trust, Inc. (the “Company”) for the period November 7, 2005 through December 31, 2005 and the Consolidated Statements of Cash Flows for The Newkirk Master Limited Partnership (the “Predecessor”) for the period from January 1, 2005 through November 6, 2005 and for the years ended December 31, 2004 and 2003
F - 6 to F - 7

Notes to Consolidated Financial Statements	F - 8 to F - 29

Report of Independent Registered Public Accounting Firm

[DELOITTE & TOUCHE, LLP]

To the Board of Directors of the Newkirk Realty Trust, Inc.

     We have audited the accompanying consolidated balance sheet of Newkirk Realty Trust, Inc. (the “Company”) as of December 31, 2005 and the consolidated balance sheet of The Newkirk Master Limited Partnership (the “Predecessor”), as defined in Note 1, as of December 31, 2004, respectively, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the Company for the period from November 7, 2005 (commencement of operations) to December 31, 2005 and the related consolidated statements of operations and comprehensive income, partners’ equity and cash flows of the Predecessor for the period from January 1, 2005 through November 6, 2005 and for the year ended December 31, 2004. Our audits also included the financial statement schedule for the period from November 7, 2005 to December 31, 2005 and for the year ended December 31, 2004 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the financial position of the Predecessor as of December 31, 2004, the results of the Company’s operations and its cash flows for the period from November 7, 2005 to December 31, 2005, and for the Predecessor’s operations and its cash flows from January 1, 2005 through November 6, 2005 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Newkirk Realty Trust, Inc.

     We have audited the accompanying consolidated statements of operations, partners’ equity and cash flows of The Newkirk Master Limited Partnership (the “Predecessor”) for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     In connection with our audit of the consolidated financial statements referred to above, we audited the financial statement Schedule III for the year ended December 31, 2003. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ IMOWITZ KOENIG & CO., LLP

New York, New York
March 10, 2006

NEWKIRK REALTY TRUST, INC. (THE "COMPANY") AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE "PREDECESSOR")
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share data)

	The Company December 31, 2005	The Predecessor December 31, 2004

ASSETS
Real estate investments:
Land	$36,593	$32,172
Land estates	43,997	43,997
Buildings and improvements	1,407,602	1,502,013

Total real estate investments	1,488,192	1,578,182
Less accumulated depreciation and amortization	(544,200)	(545,385)

Real estate investments, net	943,992	1,032,797

Real estate held for sale, net of accumulated
depreciation of $44,522 and $9,713	41,685	27,536

Cash and cash equivalents	174,816	21,317
Restricted cash	25,233	8,216
Real estate securities held for sale	5,194	--
Receivables (including $6,078 and $10,119 from
related parties)	58,727	68,661
Deferred rental income receivable	21,246	27,052
Loans receivable	16,058	11,440
Equity investments in limited partnerships	13,846	11,107
Deferred costs, net of accumulated amortization of
$17,677 and $34,991	8,771	15,072
Lease intangibles, net of accumulated amortization
of $415	7,657	--
Other assets (including $1,304 and $10,111 from
related parties)	27,314	13,687
Other assets of discontinued operations	545	244

Total Assets	$1,345,084	$1,237,129

LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS’/PARNTERS’ EQUITY
Liabilities:
Mortgage notes payable (including $15,536 and
$14,871 to a related party)	$166,195	$478,939
Note payable	593,463	165,328
Contract right mortgage notes payable (including
0 and $178,529 to a related party)	11,128	263,072
Accrued interest payable (including $378 and $71,279
to related parties)	7,514	102,141
Accounts payable and accrued expenses	5,656	3,758
Dividend payable	5,231	--
Other liabilities	4,834	--
Liabilities of discontinued operations	40,491	17,497

Total Liabilities	834,512	1,030,735

Contingencies

Minority interests	334,531	2,609
Stockholders' equity/partners' equity
Preferred stock; $.01 par
value; 100,000,000 shares authorized; 1 issued
and outstanding	--	--
Common stock; $.01 par
value; 400,000,000 shares authorized; 19,375,000
issued and outstanding	194	--
Additional paid-in capital	179,871	--
Accumulated dividends in excess of net income	(3,882)	--
Accumulated other comprehensive loss	(142)	--
Partners' Equity (47,864,193 limited partnership units
outstanding at December 31, 2004)	--	203,785

Total Stockholders' Equity/Partners' Equity	176,041	203,785

Total Liabilities, Minority Interests and
Stockholders' Equity	$1,345,084	$1,237,129

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”) AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per-share data)

	THE COMPANY	THE PREDECESSOR

	For the Period	For the Period	Year Ended December 31,
	November 7, 2005 to	January 1, 2005 to
	December 31, 2005	November 6, 2005	2004	2003

Revenue:
Rental income	$33,902	$194,480	$232,689	$247,631
Interest income	1,366	2,834	3,423	2,972
Management fees	38	249	332	418
Gain from disposal of real estate securities held for sale	2	--	--	--

Total revenue	35,308	197,563	236,444	251,021

Expenses:
Interest (including $118, $17,614, $22,468 and	8,683	58,982	83,396	93,625
$10,223 to related parties, respectively)
Loss from early extinguishment of debt	--	28,808	86	3,268
Depreciation	6,680	32,196	33,336	33,850
Compensation expense for exclusivity rights	10,500	--	--	--
General and administrative (including $720, $1,638,
$1,882 and $1,843 to related parties, respectively)	1,274	3,846	3,699	8,814
Operating	250	570	474	10
Impairment loss	--	16,954	9,600	--
Amortization	556	2,457	2,794	4,761
Ground rent	527	2,725	3,067	3,051
State and local taxes	182	1,426	1,376	758
Other expense	2,855	--	--	--

Total expenses	31,507	147,964	137,828	148,137

Income from continuing operations before
equity in income from investments in limited
partnerships and minority interest	3,801	49,599	98,616	102,884
Equity in income from investments in	496	2,632	2,662	2,054
limited partnerships
Minority interest	(3,349)	(15,938)	(18,484)	(18,297)

Income from continuing operations	948	36,293	82,794	86,641

Discontinued operations:
(Loss) income before minority interest	(401)	3,658	9,107	31,130
Impaiment loss	--	(12,761)	(3,465)	(1,560)
Gain from disposal of real estate	1,733	15,974	49,808	33,844
Minority interest	(931)	7	(436)	(4,891)

Income from discontinued operations	401	6,878	55,014	58,523

Net income	$1,349	$43,171	$137,808	$145,164

Comprehensive income:
Net income	$1,349	$43,171	$137,808	$145,164
Unrealized gain on real estate securities available for sale	164	--	--	--
Unrealized (loss) gain on interest rate derivative	(636)	1,636	--	--
Minority interest in other comprehensive loss	330	--	--	--

Comprehensive income	$1,207	$44,807	$137,808	$145,164

Per share data:
Income from continuing operations	$0.05
Income from discontinued operations	0.02

Net income applicable to Common Stock	$0.07

Weighted average Common Stock	19,375

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”) AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' EQUITY
(In thousands)

						Accumulated	Accumulated
	Preferred Stock		Common Stock		Additonal	Dividends in Excess	Other Comprehensive	Partners’
	Shares	Amount	Shares	Amount	Paid-in Capital	of Net Income	Income (Loss)	Equity	Total

THE PREDECEESOR
Balance at January 1, 2003	--	--	--	$--	$--	$--	$--	$(6,104)	$(6,104)
Acqusition of entities
under common control	--	--	--	--	--	--	--	(13,637)	(13,637)
Minority interest charge	--	--	--	--	--	--	--	12,109	12,109
Distributions	--	--	--	--	--	--	--	(34,731)	(34,731)
Limited partner buyouts	--	--	--	--	--	--	--	(3,937)	(3,937)
Net income	--	--	--	--	--	--	--	145,164	145,164

Balance as of December 31, 2003	--	--	--	--	--	--	--	98,864	98,864
Equity contributions	--	--	--	--	--	--	--	836	836
Minority interest charge	--	--	--	--	--	--	--	13,101	13,101
Distributions	--	--	--	--	--	--	--	(46,106)	(46,106)
Limited partner buyouts	--	--	--	--	--	--	--	(718)	(718)
Net income	--	--	--	--	--	--	--	137,808	137,808

Balance as of December 31, 2004	--	--	--	--	--	--	--	203,785	203,785
Minority interest charge	--	--	--	--	--	--	--	11,233	11,233
Distributions	--	--	--	--	--	--	--	(37,692)	(37,692)
Limited partner buyouts	--	--	--	--	--	--	--	(2,042)	(2,042)
Net income	--	--	--	--	--	--	--	43,171	43,171
Other comprehensive income	--	--	--	--	--	--	1,636	--	1,636

Balance as of November 6, 2005	--	--	--	--	--	--	1,636	218,455	220,091
THE COMPANY
Reclassify Predecessor
Partners' Equity	--	--	--	--	220,091	--	(1,636)	(218,455)	--
Net proceeds from sale of
Common Stock	--	--	18,250	181	271,968	--	--	--	272,149
Issuance of Common Stock
for Exclusivity Agreement	--	--	1,125	13	19,987	--	--	--	20,000
Issuance of Preferred Stock	--	--	--	--	--	--	--	--	--
Record minority interests for
former owners' continuing
interests	--	--	--	--	(332,175)	--	--	--	(332,175)
Net income	--	--	--	--	--	1,349	--	--	1,349
Dividends accrued on Common
Stock	--	--	--	--	--	(5,231)	--	--	(5,231)
Other comprehensive loss	--	--	--	--	--	--	(142)	--	(142)

Balance December 31, 2005	--	$--	19,375	$194	$179,871	$(3,882)	$(142)	$--	$176,041

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”) AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THE COMPANY	THE PREDECESSOR

	For the Period November 7, 2005 to December 31, 2005	For the Period January 1, 2005 to November 6, 2005	Year ended December 31, 2004	Year ended December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$1,349	$43,171	$137,808	$145,164
Adjustments to reconcile net income to net cash
provided by operating activities:
Amoritzation of deferred costs and land estates	1,949	5,063	9,914	9,892
Depreciation expense	8,445	38,516	36,823	40,339
Gain from disposal of real estate securities
held for sale	(2)	--	--	--
Gain from disposal of real estate	(1,733)	(15,974)	(49,808)	(33,844)
Net loss (gain) from early extinguishment of debt	121	30,339	6,575	(4,708)
Compensation expense for exclusivity agreement	10,500	--	--	--
Impairment loss	--	29,715	13,065	1,560
Minority interest expense	4,280	15,931	18,920	23,188
Straight-lining of rental income	1,064	4,677	5,139	(3,248)
Interest earned on restricted cash	(79)	(160)	(68)	(115)
Equity in undisturbed earnings of limited
partnerships	(473)	(2,256)	(2,273)	(1,562)
Changes in operating assets and liabilities:
Receivables	(6,185)	3,294	(7,126)	(7,466)
Loans reeceivable	325	1,556	1,768	1,851
Accounts payable and accrued expenses	2,055	(448)	(5,238)	3,344
Accrued interest-mortages and
contract rights	4,402	(38,560)	(10,819)	(13,613)
Other assets	572	(1,846)	(308)	20
Other liabilities	2,855	--	--	--

Net cash provided by operating activities	29,445	113,018	154,372	160,802

CASH FLOWS FROM INVESTING ACTIVITIES :
Building improvements and land additions	(127)	(159)	(2,557)	(2,518)
Change in restricted cash	(2,110)	(14,667)	(3,000)	3,076
Proceeds from disposal of real estate securities
held for sale	143	--	--	--
Deposits for future real estate acquisitions	(2,075)	(51)	--	--
Purchase of real estate securities held for sale	(5,171)	--	--	--
Issuance of loan receivable	(6,500)	--	--	--
Net proceeds from disposal of real estate	13,570	31,341	98,771	61,491
Leasing costs incurred	(64)	(1)	--	--
Cash related to previously unconsolidated limited
partnerships	--	44,405	--	650
Acquisition of units from existing unitholders	(37,732)	--	--	--
Investments in limited partnership interests	--	(80)	(1,111)	(1,307)

Net cash (used in) provided by investing
activities	(40,066)	60,788	92,103	61,392

CASH FLOWS FROM FINANCING ACTIVITIES :
Principal payments of mortgage notes	(5,645)	(272,040)	(121,956)	(126,806)
Principal payments of notes payable	(138,470)	(180,565)	(43,028)	(287,391)
Principal payments of contract right mortgage notes	--	(85,481)	(36,179)	(6,623)
Proceeds from note payable	--	477,759	--	262,338
Proceeds from termination of rate cap	120	--	--	--
Mortgage prepayment penalties	--	(23,548)	(326)	(400)
Net proceeds from sale of common stock	268,871	--	--	--
Distributions to partner	--	(37,692)	(46,106)	(34,731)
Limited partner buyouts	--	(2,042)	(718)	(3,937)
Distributions to minority interests	(461)	(5,161)	(9,715)	(8,734)
Contributions from minority interests	1,500	166	--	--
Deferred financing costs	(43)	(6,954)	167	(8,550)

Net cash provided by (used in) financing activities	125,872	(135,558)	(257,861)	(214,834)

Net increase (decrease) in cash and cash equivalents	115,251	38,248	(11,386)	7,360
Cash and Cash Equivalents at Beginning of Year	59,565	21,317	32,703	25,343

Cash and Cash Equivalents at End of Year	$174,816	$59,565	$21,317	$32,703

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$--	$1,562	$1,353	$1,072

Cash paid for interest	$3,466	$122,460	$104,021	$124,342

Accrued distributions	$17,381	$--	$--	$--

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”) AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Information

In March 2003, in connection with the disposal of real estate, the purchaser of a property assumed $94,918,000 of the Operating Partnership’s debt.

In January 2004, in connection with the sale of a property, the purchaser of the property assumed $28,460,000 of associated Operating Partnership debt.

In April 2004, the Operating Partnership issued 15,539 units in the Operating Partnership to holders of minority interests in two partially owned consolidated partnerships.

On November 7, 2005, in connection with the Operating Partnership’s purchase of all the interests in T-Two Partners LP (“T-Two Partners”), the Operating Partnership assumed $269,400,000 of T-Two Partners’ debt as well as accounts payable of $12,800,000 and accrued interest payable of $300,000. Additionally, the Operating Partnership received contract right mortgage receivables of $239,700,000.

Also on November 7, 2005, the Company issued $20,000,000 or 1,250,000 shares to Winthrop Realty Trust in exchange for certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Chairman and Chief Executive Officer of Winthrop Realty Trust and the Company.

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND BUSINESS

Newkirk Realty Trust, Inc. (the “Company”) is a recently-formed Maryland corporation that intends to qualify as a real estate investment trust or “REIT” under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed in July 2005 and completed its initial public offering (the “IPO”) on November 7, 2005. The Company was formed to acquire an ownership interest in, and become the general partner of, The Newkirk Master Limited Partnership (the “Predecessor” or the “Operating Partnership”), a Delaware limited partnership. The Operating Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate assets.

The Operating Partnership was organized in October 2001 as a limited partnership under the Delaware Revised Uniform Limited Partnership Act. The Operating Partnership’s term is perpetual unless it is otherwise dissolved in accordance with the terms of its partnership agreement. The Operating Partnership commenced operations on January 1, 2002 following the completion of a transaction (the “Exchange”) involving the merger into wholly-owned subsidiaries of the Operating Partnership of 90 limited partnerships, each of which owned commercial properties (the “Newkirk Partnerships”), and the acquisition by the Operating Partnership of various assets, including those related to the management or capital structure of the Newkirk Partnerships. In connection with the Exchange, limited partners of the merged partnerships and equity owners of the entities that contributed other assets in exchange received units in consideration of the merger and contributions. From January 1, 2002 to November 6, 2005, the Operating Partnership’s general partner was MLP GP LLC, an entity effectively controlled by affiliates of Apollo Real Estate Fund III, LP (“Apollo”), executive officers (“WEM”) of Winthrop Realty Partners L.P. formerly known as Winthrop Financial Associates, and affiliates of Vornado Realty Trust (“Vornado”).

As indicated below, the Company holds a controlling 30.1% ownership interest in the Operating Partnership. All of the Company’s assets are held through the Operating Partnership and its subsidiaries. The Company expects that as limited partners in the Operating Partnership begin exercising their right to have their limited partnership interests in the Operating Partnership redeemed, which cannot occur until November 7, 2006, for cash or, at the Company’s election, shares of the Company’s common stock, the Company’s interest in the Operating Partnership will increase.

The common stock of the Company is traded on the New York Stock Exchange under the symbol “NKT”. In connection with the IPO on November 7, 2005:

o	The Company issued 15,000,000 shares of its common stock;

o	The Company issued 3,125,000 common shares in a private transaction to Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) in exchange for $50,000,000 and issued an additional 1,250,000 common shares ($20,000,000 value) in a private transaction to Winthrop Realty Trust in consideration for its assignment to the Company of certain exclusivity rights with respect to net-lease business opportunities offered to or generated by Michael Ashner, the Company and Winthrop Realty Trust's Chairman and Chief Executive Officer. 625,000 shares (reducing by 17,361 per month) issued in exchange for the assignment of the exclusivity right are subject to forfeiture upon the occurrence of certain events. All shares of our common stock issued to Winthrop Realty Trust are subject to a lock-up period expiring November 7, 2008, subject to certain exceptions.

o	Both the Company and the Operating Partnership retained NKT Advisors LLC (“NKT Advisors”), an entity partially owned by the Company’s executive officers, pursuant to an advisory agreement (the “Advisory Agreement”) to manage the Company’s assets and the day-to-day operations of the Company and the Operating Partnership, subject to the supervision of the Company’s Board of Directors;

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND BUSINESS (Continued)

o	The Company acquired 15,625,000 newly-issued units of limited partnership interest in the Operating Partnership in exchange for $235,800,000 and an additional 1,250,000 units in exchange for the exclusivity rights described above. The Company also purchased 2,375,000 outstanding units from Apollo Real Estate Investment Fund III, L.P. (“Apollo”) and 125,000 units of limited partnership interest from WEM, for an aggregate purchase price of $37,700,000, resulting in an aggregate ownership of 19,375,000 units of limited partnership in the Operating Partnership or 30.1% of the total outstanding units;

o	The Company was admitted as the general partner of the Operating Partnership;

o	NKT Advisors was issued the Company’s special voting preferred stock entitling it to vote on all matters for which the Company’s common stockholders are entitled to vote. The number of votes that NKT Advisors will be entitled to cast in respect of the special voting preferred stock will initially be 45,000,00 votes or approximately 69.9% of the 64,375,000 votes entitled to be cast. The 45,000,000 votes represents the total number of units outstanding immediately following consummation of IPO (excluding units held by the Company). As units are redeemed at the option of a limited partner, the number of votes attaching to NKT Advisors’ special voting preferred stock will decrease by an equivalent amount. The Advisory Agreement provides that on all matters for which NKT Advisors is entitled to cash votes in respect of its special voting preferred stock, it will cast its votes in direct proportion to the votes that are cast by limited partners of the Operating Partnership, other than the Company, on such matters, except that NKT Advisors (through its managing member) will be entitled to vote in its sole discretion to the extent that the voting rights of affiliates of Vornado Realty Trust (‘Vornado”) are limited under certain circumstances; and

o	The Company granted registration rights to Apollo and Vornado in connection with shares issuable upon conversion of their units in the Operating Partnership and to Winthrop Realty Trust in connection with their shares of common stock.

In 2005, 2004 and 2003, the Operating Partnership acquired from its limited partners 364,193, 155,180 and 871,711, respectively, of its units of limited partnership interest.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Company and its controlled subsidiaries. All significant intercompany transactions, receivables and payables have been eliminated in consolidation. Minority interests relate to the interest in the Operating Partnership not owned by the Company. The Company accounts for its investments in partnerships and joint ventures, in which it does not have a controlling interest, using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

The assets and liabilities of the Company at November 7, 2005 reflect the carryover historical basis of the Predecessor and the $37,700,000 acquisition of the units from limited partners is accounted for in accordance with SFAS No. 141 “Business Combinations.”

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate

Investments in real estate are stated at historical cost basis less accumulated depreciation and amortization. Depreciation of buildings and improvements is computed on a straight-line basis over their estimated useful lives, which range from fourteen to forty years. Amortization of the land estates is computed on a straight-line basis over their estimated useful lives, which range from twenty-two to thirty years.

During 2003, the Operating Partnership made a change to its accounting estimates with respect to the depreciable lives of its real estate assets. The change in accounting estimates resulted in a decrease in net income of approximately $6,800,000 and a decrease in net income of approximately $0.14 per limited partnership unit for the year ended December 31, 2003.

The Company’s real estate investments are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of such real estate on an undiscounted basis to the carrying amount of such real estate. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect impairment in the value of the real estate. Real estate assets for which the Company has committed to a plan to dispose of the assets, whether by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell. Preparation of projected cash flows is inherently subjective and is based on the Company’s best estimate of assumptions concerning expected future conditions.

The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt realized to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on management’s determination of their fair values.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements and fixtures and equipment based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. This aggregate value is allocated between in-place leases and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

The Company accounts for properties as held for sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), when all criteria of SFAS No. 144 have been met.

Cash and Cash Equivalents

Cash and cash equivalents consist of all highly liquid investments with original purchase maturity dates of three months or less.

Restricted Cash

Restricted cash includes reserves for tenant improvements, leasing commissions and related costs established pursuant to the Operating Partnership’s note payable agreement.

Concentration of Credit Risk

Substantially all of the Company’s cash and cash equivalents consist of money market mutual funds which invest in U.S. Treasury Bills and repurchase agreements with original maturity dates of three months or less.

The Company maintains cash with two banking institutions, which amounts at times exceed federally insured limits. The Company has not experienced any losses on its invested cash.

Real Estate Securities Available for Sale

The Company classifies investments in real estate equity securities with readily determinable fair market values on the balance sheet as available-for-sale, based on the Company’s intent with respect to those securities. Specifically, the Company’s investments in equity securities with readily determinable fair market values are accounted for as available-for-sale because these securities are held principally for investment purposes and not for sale in the short term. Accordingly, the Company records these investments at fair market value, and unrealized gains and losses are recognized through stockholders’ equity, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in net income. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.

Receivables

Receivables consist of rent from tenants and other receivables which are deemed collectable by the Company. No provision for doubtful accounts was considered necessary based upon the Company’s evaluation of the collectability of these amounts.

Loans Receivable

Loans receivable include the note receivable from Administrator LLC and a secured note receivable from an unaffiliated party.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Receivable (Continued)

The Company evaluates the collectability of both interest and principal of each of its loans, if circumstances warrant, to determine whether it is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate. Interest on impaired loans is recognized on a cash basis.

Investments in Debt Securities

Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with “other assets” in the accompanying consolidated balance sheets.

Lease Intangibles

Upon acquisition of real estate, the Company records intangible assets and liabilities acquired at their fair market value. The Company amortizes identified intangible assets and liabilities over the period which the assets are expected to contribute to future cash flows of the property acquired over the terms of the applicable leases.

Deferred Financing Costs

Deferred financing costs consist primarily of fees paid in connection with the financing of the Operating Partnership’s properties and are deferred and amortized over the terms of the related agreements as a component of interest expense.

Investments in Partnerships

The Company evaluated its investments in partially-owned entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R. If the partially-owned entity is a “variable interest entity,” or a “VIE,” and the Company is the “primary beneficiary” as defined in FIN 46R, the Company would account for such investment as if it were a consolidated subsidiary.

For a partnership investment which is not a VIE or in which the Company is not the primary beneficiary, the Company follows the accounting set forth in AICPA Statement of Position No. 78-9 – Accounting for Investments in Real Estate Ventures (SOP 78-9). In accordance with this pronouncement, the Company accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Factors that are considered in determining whether or not the Company exercises control include important rights of partners in significant business decisions, including dispositions and acquisitions of assets, financing, operations and capital budgets, other contractual rights, and ultimate removal of the general partner in situations where the Company is the general partner. To the extent that the Company is deemed to control these entities, these entities would be consolidated. Determination is made on a case-by-case basis.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Partnerships (Continued)

The Company accounts for the purchase of minority interests at fair value utilizing the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”.

Revenue Recognition

The Company’s lease agreements are operating leases and generally provide for varying rents over the lease terms. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, deferred rental income is recorded from tenants for the amount that is expected to be collected over the remaining lease term rather than currently. When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. Deferred rent receivable amounted to $21,200,000 and $27,100,000 at December 31, 2005 and 2004, respectively.

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Code. In order to qualify as a REIT, the Company is generally required each year to distribute to is stockholders at least 90% of its taxable income (excluding any net capital gain). The Company intends to comply with the foregoing minimum distribution requirement.

Taxable income or loss of the Operating Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Operating Partnership. However, the Operating Partnership is required to pay certain state and local entity level taxes which are expensed as incurred.

Unit Split

On November 7, 2005, the Operating Partnership affected a 7.5801 to 1 unit split of the outstanding units. Partners’ equity activity for all periods presented has been restated to give retroactive recognition to the unit split. In addition, all references in the financial statements and notes to the consolidated financial statements, to weighted average limited partnership units and per limited partner unit amounts have been adjusted to give retroactive recognition to the unit split.

Earnings Per Share

The Company has calculated earnings per share in accordance with SFAS No.128, “Earnings Per Share”. SFAS No.128 requires that common share equivalents be excluded from the weighted-average shares outstanding for the calculation of basic earnings per share. The Company does not have any common share equivalents.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

The Company has one reportable segment, net leased commercial real estate. The Company evaluates performance based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

Fair Value of Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, receivables, accounts payable and long-term debt. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature. The fair value of long-term debt, which has fixed interest rates, was determined based upon current market conditions and interest rates. The fair value of the mortgage notes payable approximates fair value for debt with similar terms and conditions due to yield maintenance requirements and prepayment penalties. The fair value of the Company’s interest rate swap and interest rate caps is approximately $1,700,000 at December 31, 2005. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company’s financial instruments.

Derivative Financial Instruments

The Company accounts for its interest rate swap agreement and interest rate cap agreements in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. In accordance with FAS No. 133, the interest rate swap and cap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. Certain of these transactions are designated as “cash flow hedges” and one of the Company’s interest rate cap agreements is not designated as a hedge instrument and is measured at fair value with the resulting gain or less being recognized in interest expense in the period of change. Since the Company’s interest rate swap and one of the Company’s interest rate cap agreements are designated as “cash flow hedges,” comprehensive income or loss for hedges that qualify as effective and the change in the fair value is transferred from other comprehensive income or loss to earnings as the hedged liability affects earnings. The ineffective amount of the interest rate swap and cap agreement, if any, is recognized in earnings each quarter. To date, the Company has not recognized any change in the value of its interest rate swap or cap agreement in earnings as a result of the hedge or a portion thereof being ineffective. Accordingly, changes in value are recorded through other comprehensive income. During the year ending December 31, 2006, the Company estimates that it will reclassify approximately $192,000 from other comprehensive income to earnings as an increase to interest expense.

Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap and cap agreements and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on and on-going basis, whether or not the hedge is highly “effective”, as defined by FAS No. 133. The Company discontinues hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap or cap agreements is no longer appropriate. To date, the Company has not discontinued hedge accounting for its interest rate swap or cap agreement. The Company utilizes interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation, due to the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144.

Recently Issued Accounting Standards and Pronouncements

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. The Company adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the planned sale of any properties in our Real Estate Owned portfolio.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has not completed the process of evaluating the impact that will result from the adoption of the consensus in EITF 04-5 on the Company’s consolidated financial statements.

Note 3 - REAL ESTATE INVESTMENTS

Most of the Company’s properties are net leased to a single commercial tenant. The properties are located throughout the United States. The leases are similar in many respects and generally provide for fixed rent payments and obligate the tenant to pay all capital and operating expenses for a property; obligate the tenant to perform all responsibilities (other than the payment of debt service) relating to the property; require the tenant to maintain insurance against casualty and liability losses; permit the tenant to sublet the property; and afford the tenant in many instances the right to terminate the lease at certain points during the primary term if it determines that its continued use and occupancy of the property would be uneconomic or unsuitable.

The Company’s ability to maintain and operate its properties and satisfy its contractual obligations is dependent upon the performance by the tenants of their obligations under their lease agreements with the Company. Under certain conditions (including the destruction of the property), many of the tenants have an option to purchase the property upon the expiration of the primary term of the lease and at the end of one or more renewal terms for a price stated in the lease agreement.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - REAL ESTATE INVESTMENTS (Continued)

The future minimum lease payments that are scheduled to be received under non-cancellable operating leases are as follows (in thousands):

2006	$238,365
2007	208,847
2008	156,645
2009	57,680
2010	25,832
Thereafter	43,817

$731,186

Three tenants accounted for approximately 37% and 36% of the aggregate rental revenues including discontinued operations of the Company and the Operating Partnership in 2005 and 2004, respectively. Two tenants accounted for approximately 24% of the aggregate rental revenues including discontinued operations of the Operating Partnership in 2003.

The Company owns the fee interest in the land on which certain of its properties are located, leases the land pursuant to ground leases or holds an estate for years with an option to lease the land upon expiration of the estate for years.

The Company’s properties are encumbered by mortgage notes payable.

The rent payable under the ground leases is as follows (in thousands):

2006	$3,122
2007	2,496
2008	1,673
2009	982
2010	569
Thereafter	192

$9,034

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE

The Company and the Operating Partnership, excluding discontinued operations, had outstanding mortgage notes payable and contract right mortgage notes payable with an aggregate principal balance of $177,300,000 and $742,000,000 at December 31, 2005 and 2004, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Company’s real estate; some of the mortgage notes are cross-collateralized.

An aggregate of $166,200,000 in indebtedness under the mortgage notes mature at various dates from 2006 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 5% to 9.89%, with a weighted average interest rate of 6.1% at December 31, 2005. Interest rates on the mortgages ranged from 5.0% to 10.4% with a weighted average interest rate of 8.1% at December 31, 2004.

The remaining contract right mortgage note at December 31, 2005 of $11,100,000 has a fixed interest rate of 9.68% and matures in January 2009. The outstanding contract rights of $263,100,000, excluding discontinued operations at December 31, 2004 had interest rates ranging from 8.11% to 13.9%, with a weighted average interest rate of 10.7%.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

Mortgage notes payable and contract right mortgage notes payable aggregating approximately $1.1 billion and accrued interest thereon were assumed as part of the Exchange. These notes were recorded at their fair value as of the various dates of acquisition. This accounting method resulted in recorded interest expense that was $3,100,000, $5,500,000 and $3,800,000 greater than the contractual interest expense for the period from January 1, 2005 to November 6, 2005 and for the years ended December 31, 2004 and 2003, respectively. The effect of utilizing this accounting method was to increase the principal balance of mortgage and contract rights notes payable and reduce interest accrued on these obligations. The cumulative reduction in liabilities related to utilizing this accounting method was $35,400,000 at November 6, 2005.

Most of these mortgage notes payable and some of the contract right mortgage notes payable were refinanced during 2005 as discussed below. Also, during 2005, the Operating Partnership acquired the entity which owns most of the remaining contract right mortgage notes payable (See Note 6 - Related Party Transactions).

During November 2003, the Operating Partnership obtained a $208,500,000 loan from Bank of America, N.A., which had an outstanding balance of $165,300,000 at December 31, 2004. The note payable bore interest at a rate elected by the Operating Partnership equal to either (1) LIBOR plus 450 basis points or (2) the prime rate charged by the bank plus 250 basis points. The note payable was scheduled to mature on November 24, 2006, subject to two one-year extensions.

On August 11, 2005, the Operating Partnership obtained a $477,759,000 loan from KeyBank National Association and Bank of America, N.A. (the “Lenders”) which bears interest at the election of the Company at a rate equal to either (i) the LIBOR Rate plus 200 basis points (reduced to 175 basis points after consummation of the IPO) or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan was obtained to (i) replace the existing loan from Bank of America, N.A. which had an outstanding balance including accrued interest of $163,379,000 and bore interest at the LIBOR Rate plus 450 basis points or prime plus 250 basis points, (ii) satisfy $186,566,000 of first mortgage debt encumbering the Operating Partnership’s real properties, which constituted substantially all of the Operating Partnership’s first mortgage debt and (iii) satisfy $86,801,000 of second mortgage debt encumbering the Operating Partnership’s real properties. The Operating Partnership incurred $6,945,000 of closing costs and $23,548,000 of prepayment penalties on the transaction. Concurrently with the loan, T-Two Partners also obtained a loan from the Lenders in the principal amount of $272,241,000 (the “T-Two Loan”), the proceeds of which were used to satisfy the outstanding balance including accrued interest on a loan made by Bank of America, N.A. to T-Two Partners of $271,989,000. The interest rate, maturity date and principal terms of the T-Two Loan are the same as the Operating Partnership’s loan. The Operating Partnership agreed to guarantee the obligations of T-Two Partners under the T-Two Loan. On November 7, 2005, the Operating Partnership assumed this debt as part of an exercise of an option to acquire the interests of T-Two Partners, (See Note 6 - Related Party Transactions). The loan with the Lenders had an outstanding principal balance of $593,500,000 at December 31, 2005. The Operating Partnership also advanced closing costs of $3,903,000 for T-Two Partners. Excess proceeds from the loan of $6,537,000 were used to make a principal payment on September 1, 2005.

The loan is scheduled to mature on August 11, 2008, subject to two one year extensions and will require monthly payments of interest only. In addition, the loan required (i) initial principal payments of 50% of excess cash flow after debt service during the period between August 11, 2005 and the consummation of the IPO (November 7, 2005) offering, less any amounts paid on account of the T-Two Loan (as described below), (ii) a principal payment equal to $150,000,000 less the amount of the initial principal payments on the closing of the IPO made pursuant to (i) above, and (iii) quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods. The Company is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - NOTES AND CONTRACT RIGHTS PAYABLE (Continued)

The loan is secured by a lien on the Company’s assets and the assets of the Company’s subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the Operating Partnership or the Company’s subsidiaries. The Company can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan contains customary financial and other covenants consistent with the prior loan.

The Operating Partnership entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000,000 of the loan balance; (ii) a LIBOR rate cap agreement at 5% with Bank of America, N.A. for $295,000,000 through November 2006; and (iii) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000,000.

In connection with the Operating Partnership’s refinancings, real estate sales and repayments of mortgage debt during 2005, the Company has recognized a net loss from debt extinguishment of $100,000, which is included in discontinued operations for the period November 7, 2005 to December 31, 2005, and the Operating Partnership has recognized a net loss from early extinguishment of debt of $30,400,000, of which $1,600,000 is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $7,000,000, plus mortgage prepayment penalties of $23,500,000. During 2004, the Operating Partnership recognized a net loss from early extinguishment of debt of $6,600,000, $6,500,000 of which is included in discontinued operations. The net loss from early extinguishment of debt consisted of loss from debt extinguishment of $6,300,000, plus mortgage prepayment penalties of $300,000.

Scheduled payments of principal at December 31, 2005, for the next five years and thereafter through maturity, are as follows (in thousands):

Year	Mortgage Notes Payable	Note Payable	Contract Mortgage Notes Payable	Principal Total	Accrued Interest	Total

2006	$36,700	$7,500	$--	$44,200	$7,514	$51,714
2007	38,946	7,500	--	46,446	--	46,446
2008	41,523	578,463	--	619,986	--	619,986
2009	16,245	--	229	16,474	--	16,474
2010	380	--	491	871	--	871
Thereafter	32,401	--	10,408	42,809	--	42,809

	$166,195	$593,463	$11,128	$770,786	$7,514	$778,300

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS

The equity investments in limited partnerships consists of the following (in thousands):

	2005	2004

Balance, beginning of year	$11,107	$8,492
Investments in limited partnership	10	342
Equity in income of limited partnerships	3,128	2,662
Distributions from limited partnerships	(399)	(389)

Balance, end of year	$13,846	$11,107

The Company and Operating Partnership have paid a premium for its allocable share of the underlying limited partnerships which resulted in an excess of the carrying amounts of the Company and Operating Partnership’s investments over the underlying net assets of these limited partnerships of $5,100,000 and $5,000,000 as of December 31, 2005 and 2004, substantially all of which relates to the difference between the fair values at the date of acquisition of the Company’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Company’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $19,000; $109,000; $126,000; and $42,000 for the period from November 7, 2005 to December 31, 2005, the period January 1, 2005 to November 6, 2005 and the years ended December 31, 2004 and 2003, respectively.

The limited partnerships condensed combined statements of operations and condensed combined balance sheets are as follows (in thousands):

Condensed Statements of Operations:

	The Company	The Predecessor

(Unaudited)	For the Period November 7, 2005 to December 31, 2005	For the Period January 1, 2005 to November 6, 2005	For the Year ended December 31, 2004	For the Year Ended December 31, 2003

Rental revenue and interest
income	$3,977	$22,613	$26,571	$26,528
Interest expense	1,423	8,491	11,051	12,052
Administrative expense	15	56	77	54
Depreciation expense	522	2,967	3,501	3,400
Amortization expense	78	447	525	525

Net income	$1,939	$10,652	$11,417	$10,497

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Condensed Balance Sheets:

	December 31, 2005	December 31, 2004

	(Unaudited)

Cash	$1,744	$1,690
Real estate, net	81,043	84,598
Other assets	2,928	3,318

Total assets	$85,715	$89,606

Accounts payable and other liabilities	$1,436	$1,920
Mortgages payable	96,238	110,399
Partners’ deficit	(11,959)	(22,713)

Total liabilities and partners’ deficit	$85,715	$89,606

Note 6 - RELATED PARTY TRANSACTIONS

Winthrop Realty Partners L.P. performed asset management services for the Operating Partnership and received a fee of $1,600,000, $1,900,000 and $1,800,000 for the period from January 1, 2005 to November 6, 2005 and for the years ended December 31, 2004 and 2003, respectively.

As of November 7, 2005, NKT Advisors performs the asset management services for the Company, previously provided by Winthrop Realty Partners L.P.

NKT Advisors receives an annual base management fee which is payable quarterly in arrears in cash. The base management fee is equal to the greater of (A) $4,800,000 or (B) 1.5% per annum of (1) the gross purchase price paid for shares of the Company’s common stock in connection with the IPO and the sale of common stock to Winthrop Realty Trust (excluding in respect of shares of its common stock issued to Winthrop Realty Trust in consideration for its assignment of certain exclusivity rights) net of underwriting discounts ($273,560,625) plus (2) the sum of the net proceeds from any additional primary issuances of the Company’s common or preferred equity or from the issuance of the Operating Partnership’s units, each after deducting any underwriting discounts and commissions and other expenses and costs relating to the issuance, plus (3) as and when, if at all, Apollo sells or coverts for shares, in whole or from time to time, up to 5,000,000 Operating Partnership units, utilizing a deemed value per Operating Partnership unit equal to the lesser of (x) $19.00 and (y) the per share price at which such Operating Partnership units are sold or, if converted, the closing price of the Company’s shares on the day on which such Operating Partnership units are converted, less (4) any amount that the Company or the Operating Partnership pays to repurchase shares of the Company’s common stock or any Operating Partnership units.

The first $4,200,000 (subject to an annual consumer price index increase) in base management fees per annum will be paid by NKT Advisors to Winthrop Realty Partners L.P. for services to the Company that NKT Advisors subcontracts to Winthrop Realty Partners L.P.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

In addition, NKT Advisors is entitled to receive incentive management fees each fiscal quarter, payable quarterly in arrears, in an annual amount equal to:

20% of the amount by which adjusted funds from operations for the Operating Partnership, before incentive management fees exceeds, for the quarter then ended, the amount of adjusted funds from operations but after providing for dividends on any of the preferred equity issued in the future required to produce an annualized return on the greater of:

A) $650,000,000, or

B) (i) the gross equity proceeds of the IPO and the sale of shares to Winthrop Realty Trust, Inc. ($290,000,000), plus (ii) the book value of partners’ equity in the Operating Partnership as of June 30, 2005 (approximately $209,100,000), plus (iii) the gross proceeds of any subsequent issuance of common equity or any subsequent issuance of Operating Partnership units, minus (iv) amounts paid by the Company or the Operating Partnership in any tender for or repurchase of the Company’s equity or the Operating Partnership’s equity.

Equal to the greater of the yield on 10-year Treasuries as of the last business day of such quarter plus 250 basis points or the returns set forth below:

Year	Return

2005 and 2006	25%
2007	22%
2008	20%
2009	15%
2010	12%
Thereafter	10%

Adjusted funds from operations represent “funds from operations” as determined in accordance with standards prescribed by NAREIT, adjusted to add back any asset impairment charges and non-cash restricted stock issuances. NAREIT defines funds from operations as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets and after adjustments for unconsolidated partnerships and joint ventures. Adjusted funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or ability to make distributions.

NKT Advisors received a base management fee of $720,000 for the period from November 7, 2005 to December 31, 2005. No incentive management fee was earned during the period.

The Company provides certain asset management, investor and administrative services to some unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. Asset management fees of $38,000, $249,000, $332,000 and $418,000 were earned for the period November 7, 2005 to December 31, 2005 and the period from January 1, 2005 to November 6, 2005 and for the years ended December 31, 2004 and 2003, respectively. The Company and Operating Partnership had receivables for management fees of $800,000 and $900,000 due from these partnerships at December 31, 2005 and 2004, respectively.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

The Company has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes three first mortgage loans encumbering three Company properties and one other property controlled by an affiliate. The Company and the Operating Partnership’s ownership interest, net of discount, amounted to $10,500,000 and $10,100,000 at December 31, 2005 and 2004, respectively, and the Company and the Operating Partnership earned interest income of $200,000, $1,000,000, $1,200,000 and $1,200,000 for the period from November 7, 2005 to December 31, 2005 and the period from January 1, 2005 to November 6, 2005 and for the years ended December 31, 2004 and 2003 respectively, related to this ownership interest.

WEM owned $17,300,000 of a $145,200,000 Real Estate Mortgage Investment Conduit (“REMIC”) which was secured by the contract rights payable of the Operating Partnership. WEM earned $2,200,000 of interest income during 2003. The affiliates and executives were repaid in 2003 when T-Two Partners purchased the T-1 Certificate as discussed in the following paragraph.

T-Two Partners is the 100% beneficial owner of certain of the contract rights. T-Two Partners owned the portion of the contract rights referred to as the T-2 Certificate and during 2003 purchased the portion of the contract rights referred to as the T-1 Certificate. The Operating Partnership, prior to its acquisition of T-Two Partners, as discussed below, incurred $18,600,000, $25,000,000 and $13,800,000 ($1,700,000, $3,300,000 and $4,300,000 of which is included in discontinued operations, respectively) of interest expense on these contract rights during the period from January 1, 2005 to November 6, 2005 and for the years ended December 31, 2004 and 2003, respectively. Contract right mortgage notes and accrued interest payable amounted to $249,500,000 due to T-Two Partners at December 31, 2004. The Operating Partnership had the right to acquire T-Two Partners’ interest in the contract rights in January 2008 by acquiring T-Two Partners in exchange for units. T-Two Partners had the right to require the Operating Partnership to purchase this interest in December 2007 in exchange for units. During 2003, as described below, the Operating Partnership and the owners of T-Two Partners modified these rights.

During November 2003, T-Two Partners obtained a $316,500,000 loan. This loan is referred to as the Original T-Two Loan. The owners of T-Two Partners agreed to eliminate their put option which could require the Operating Partnership to purchase T-Two Partners in December 2007 and the Operating Partnership agreed to guarantee repayment of the Original T-Two Loan. The Original T-Two Loan was secured by all of the assets of T-Two Partners, including the contract right mortgage notes receivable from the Operating Partnership. T-Two Partners also agreed to provide a credit line to the Operating Partnership bearing interest at LIBOR plus 450 basis points.

In connection with the November 2003 financing transactions described above, the Operating Partnership and the owners of T-Two Partners modified the Operating Partnership option in certain respects. Initially, the Operating Partnership was given the right to exercise the option at any time between November 24, 2006 and November 24, 2009. As part of the November 7, 2005 transactions, the option was modified to permit its immediate exercise. Second, the purchase price was payable in cash rather than units of the Operating Partnership. Finally, the formula for determining the purchase price payable by the Operating Partnership if it exercised the option was revised in a manner that the Operating Partnership’s general partner believed to be significantly more favorable to the Operating Partnership than the formula previously in effect. Specifically, the purchase price would be calculated as follows: the sum of $316,526,573 plus T-Two Partners’ costs of obtaining the Original T-Two Loan (approximately $7,346,000), the cost of any refinancing ($3,903,000, representing amounts allocated in connection with the August 11, 2005 refinancing discussed in Note 4) and the cost of administering the trust that holds the second mortgage loans, together with interest on the foregoing sum at the effective rate of interest paid by T-Two Partners on the Original T-Two Loan, less all payments made from and after November 24, 2003 on the second mortgage loans. The purchase price was to be reduced to the extent of any mortgages assumed by the Operating Partnership but not below zero.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS (Continued)

The Operating Partnership had determined that T-Two Partners is a VIE, but that the Operating Partnership was not the primary beneficiary of the VIE and therefore T-Two Partners was not consolidated.

T-Two Partners was to reimburse the Operating Partnership for approximately $7,300,000 of closing costs incurred in connection with the Original T-Two Loan and $3,903,000 of closing costs incurred in connection with the refinancing, together with interest thereon at a rate equal to LIBOR plus 450 basis points. The Operating Partnership earned interest income of $400,000 and $500,000 on this obligation during the period from January 1, 2005 to November 6, 2005 and the year ended December 31, 2004, respectively.

On November 7, 2005, the Operating Partnership exercised the option. The purchase price was determined to be $238,100,000 in accordance with the formula described above. However, the purchase price was satisfied by the Operating Partnership’s assumption of the T-Two Partners Loan and accrued interest of $269,700,000. The Operating Partnership recorded the purchase of the interest in T-Two Partners in accordance with FAS 141 and recorded the acquired assets and liabilities at fair market value at the date of purchase. The Operating Partnership recorded the following assets, liabilities and gain: (in millions)

Cash	$44.4
Contract right mortgage notes receivable	239.7
Accounts payable	(12.8)
Notes payable	(269.4)
Accrued interest payable	(0.3)
Gain	(1.6)

The gain recognized in the transaction is recorded in the Company’s (gain) loss from early extinguishment of debt. The contract right mortgage notes receivable and accounts payable are eliminated in the Company’s consolidated financial statements.

An affiliate of the general partner owns a portion of the second mortgage indebtedness of a property in which the Company has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $15,500,000 and $15,200,000 at December 31, 2005 and December 31, 2004, respectively. Included in interest expense is $100,000, $600,000, $700,000 and $700,000 related to this second mortgage payable for the period November 7, 2005 to December 31, 2005, the period January 1, 2005 to November 6, 2005 and for the years ended December 31, 2004 and 2003, respectively.

On July 29, 2004, the Operating Partnership sold 25 properties for a combined net sales price of $63,800,000 to Vornado, which is a limited partner in the Operating Partnership and, at such time, an affiliate of the Operating Partnership’s then general partner. After satisfying existing mortgage debt of $31,500,000, the net sales proceeds were approximately $32,300,000 of which $23,700,000 was applied to a principal payment on the note payable. The Operating Partnership recognized a net gain on the sale of these properties of $38,700,000.

In August 2005, Winthrop Realty Partners L.P. loaned $200,000 to a partnership in which the Operating Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan was repaid in the first quarter of 2006.

Also see Note 8 for related party acquisitions.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - CONTINGENCIES AND IMPAIRMENTS

The Company owns a 707,482 square foot office building in Toledo, Ohio that is leased to Owens-Illinois for an initial term that expires on September 30, 2006. The property is encumbered by a non-recourse mortgage which matures in October 2006 at which time a $32,000,000 balloon payment will be due. The tenant has six, five-year renewal options. This tenant is presently not using a substantial portion of the building and elected not to renew its lease. While the Company will attempt to sell or re-lease the property there is substantial risk that the Company will not be able to satisfy the balloon payment due on the mortgage and that the mortgage holder will foreclose on this property. The Operating Partnership recognized an $11,328,000 impairment loss during the second quarter of 2005. The operations of the property were placed into discontinued operations effective December 31, 2005.

In June 2005, the Operating Partnership entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by the Operating Partnership in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and the Operating Partnership granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, the Operating Partnership recognized a $14,754,000 impairment loss in the second quarter of 2005.

The Operating Partnership received a notice dated August 30, 2005 from Albertson’s, Inc. indicating that it intends to exercise its right to terminate the lease for the property located in Rock Falls, Illinois as of May 8, 2006. In accordance with the terms of the lease, Albertson’s, Inc. has made an offer to purchase the property for an amount stipulated in the lease of approximately $861,000. The Operating Partnership can reject this offer by notifying Albertson’s, Inc. by April 18, 2006. The Company is currently evaluating whether the offer should be rejected. The Company recorded an impairment loss of $550,000 on this property during the third quarter of 2005. The operations of the property were placed into discontinued operations effective August 30, 2005.

The Company owns two office buildings in New Orleans, Louisiana, containing an aggregate of 403,027 square feet of space that are leased to Hibernia Bank. Both buildings are located in the area affected by Hurricane Katrina. The tenant has remained current in its rent obligations and is responsible for all repairs, maintenance and capital expenditures associated with these properties.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - ACQUISITIONS

On January 1, 2003, the Operating Partnership acquired from an affiliate of the general partner, limited partnership interests in nine limited partnerships that own net leased commercial properties. The limited partnership interests acquired by the Operating Partnership ranged between 4.9% and 57.75% of each partnership and were acquired in exchange for 317,813 limited partnership units of the Operating Partnership valued at $22,700,000. In August 2003, the Operating Partnership acquired approximately an additional 10.05% interest in one of these limited partnerships for a cash purchase price of $525,000, increasing the partnership interest to 23.55% from 13.5%. These interests were acquired from unaffiliated limited partners. In April 2004, the Operating Partnership exercised an option to purchase additional limited partnership interests in two of the partnerships in exchange for 15,539 units. The values of the net leased real estate partnerships and the Operating Partnership units were determined without arms-length negotiations. Independent appraisals were obtained on the value of the properties owned by the limited partnerships. The Operating Partnership has accounted for the acquisition on a historical cost basis. Four of the limited partnerships have been consolidated into the Operating Partnership’s financial statements and five of the limited partnerships are being accounted for under the equity method of accounting.

In June 2004, the Operating Partnership acquired for $297,500, pursuant to a tender offer, approximately 9.85% of the total limited partnership units outstanding in one partially owned consolidated partnership. The Operating Partnership then owned approximately 45.2% of the limited partnership.

In June 2004, the Operating Partnership acquired the land underlying one of its properties in Bedford, Texas. The land was acquired from an unaffiliated party for approximately $2,600,000.

In July 2004, the Operating Partnership acquired for $472,500 and $325,000, pursuant to two separate tender offers, approximately 7% and 4.5% of the total limited partnership units outstanding in two partially owned partnerships. The Operating Partnership currently owns approximately 62.2% in one of the partnerships whose operations are consolidated and 45.3% in the other partnership.

In February 2005, the Operating Partnership acquired for $10,000 approximately 0.29% of the total limited partnership units outstanding in a partially owned non-consolidated partnership. The Operating Partnership currently owns approximately 23.84% in the partnership.

In June 2005, the Operating Partnership acquired for $35,000 an additional limited partnership unit in one partially owned consolidated partnership. The Operating Partnership owned approximately 46.35% of the limited partnership following the acquisition.

In September 2005, the Operating Partnership acquired for $35,000 an additional limited partnership unit in one partially owned consolidated partnership. The Operating Partnership currently owns approximately 47.51% of the limited partnership.

On November 7, 2005, the Operating Partnership acquired 100% of the interests in T-Two Partners. (See Note 6 - Related Party Transactions).

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

During the period from November 7, 2005 to December 31, 2005, the Company sold one property for a net sales price of $11,300,000. The Company also received $3,800,000 of accrued and deferred rent in connection with the sale of this property. The Company recognized a net gain on sale of this property of $1,700,000.

During the period from January 1, 2005 to November 6, 2005, the Operating Partnership sold six properties for a combined net sales price of $31,300,000. The Operating Partnership recognized a net gain on sale of these properties of $16,000,000. During the year ended December 31, 2004, the Operating Partnership sold 58 properties for a combined net sales price of $127,200,000. The Operating Partnership recognized a net gain on sale of these properties of $49,800,000. During the year ended December 31, 2003, the Operating Partnership sold 14 properties for a combined net sales price of $156,400,000. The Operating Partnership recognized a net gain on sale of these properties of $33,800,000. The sale and operations of these properties for all periods presented have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144. In addition, the Operating Partnership has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations.

Discontinued operations for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in thousands):

	The Company	The Predecessor

	For the Period November 7, 2005 to December 31, 2005	For the Period January 1, 2005 to November 6, 2005	For the Year ended December 31, 2004	For the Year Ended December 31, 2003

Revenue	$2,050	$17,037	$28,405	$44,102
Expenses	(2,330)	(11,849)	(12,858)	(21,705)
Impairment loss on real estate	--	(12,761)	(3,465)	(1,560)
Net (loss) gain from early extinguishment of debt	(121)	(1,530)	(6,440)	8,733
Gain from disposal of real estate	1,733	15,974	49,808	33,844
Minority interest	(931)	7	(436)	(4,891)

Income from discontinued operations	$401	$6,878	$55,014	$58,523

Expenses include interest expense to related parties of $1,700,000, $2,200,000 and $3,200,000 for the period from January 1, 2005 to November 6, 2005 and for the years ended December 31, 2004 and 2003, respectively.

Other assets of discontinued operations at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004

Receivables	$213	$81
Other assets	332	163

	$545	$244

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

Liabilities of discontinued operations at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Mortgage notes and accrued interest payable	$40,491	$5,672
Contract right mortgage notes and accrued
interest payable (including $0 and $11,825
to related parties)	--	11,825

	$40,491	$17,497

Note 10 - INCOME TAXES

The Company has made no provision for current or deferred federal and state income taxes on the basis that it operates in a manner intended to enable it to continue to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Code. In order to qualify as a REIT, the Company is generally required each year to distribute to its stockholders at least 90% of its taxable income (excluding any net capital gain). The Company intends to comply with the foregoing minimum distributions requirements.

The Operating Partnership’s taxable income for 2005, 2004 and 2003 differs from net income for financial reporting purposes as follows (in thousands):

	2005	2004	2003

Net income for financial reporting purposes	$49,295	$137,808	$145,164
Depreciation and amortization	40,729	30,472	37,364
Compensation expense	10,500	--	--
Interest expense	3,112	4,650	10,219
Gain on sale of real estate	15,084	42,290	80,517
Impairment loss	29,715	13,065	1,560
Other	3,581	(8,538)	85
Net loss (gain) from early extinguishment of debt	48,311	6,269	(4,266)
Straight-line rent adjustment	5,741	5,139	(3,248)

Taxable income	$206,068	$231,155	$267,395

The net basis of the Operating Partnership’s assets and liabilities for tax reporting purposes is approximately $869,000,000 and $818,000,000 lower than the amount reported for financial statement purposes at December 31, 2005 and 2004, respectively.

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - SUBSEQUENT EVENTS

On January 15, 2006, the Company entered into a strategic alliance with U.S. Realty Advisors, LLC (“US Realty”), a leading net-lease property advisor, pursuant to which the Company will acquire single-tenant assets. Pursuant to our agreement with US Realty, the Company is obligated to pay to US Realty a fee of 1.5% of the gross purchase price for properties acquired that were offered to us by US Realty upon the consummation of such purchase and an economic interest for additional services to be provided by US Realty equal to 25% of all cash flow and net capital proceeds after the Company receives a return of all its invested capital plus a 12% internal rate of return.

On January 18, 2006, the Company acquired an approximately 115,500 square foot office building in Bridgewater, New Jersey for a purchase price of $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net adjusted rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

On January 26, 2006, the Operating Partnership acquired a 99,500 square foot 100% leased office building in Lisle, Illinois for a purchase price of $15,250,000. Adjusted net rent for the property, commencing January 1, 2007, is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance of the space being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2018, with annual base rent during the primary term commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by $43,000 on each January 1 thereafter.

On February 10, 2006, the Company obtained a first mortgage loan from Greenwich Capital Financial Products, Inc., an unaffiliated third party, in the original principal amount of $14,800,000 secured by the Company’s property located in Bridgewater, New Jersey. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000.  The Company received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

On February 13, 2006, the Company purchased a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%. The Company intends to finance this purchase through a securitized financing or other nonrecourse facility

NEWKIRK REALTY TRUST, INC. AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summary represents the consolidated quarterly financial data for the years ended 2005 and 2004:

(In thousands, except per share amounts)

	The Predecessor								The Company

	Quarter Ended March 31,2005		Quarter Ended June 30, 2005		Quarter Ended September 30, 2005		Period October 1, 2005 to November 6, 2005		Period November 7, 2005 to December 31, 005

Revenues	$58,641		$57,719		$57,979		$23,334		$35,308

Net income (loss)	$27,131	(1)	$(1,272	) (2)	$7,160	(3)	$10,152	(4)	$1,349	(5)

Net income per Common Share	N/A		N/A		N/A		N/A		$.07

	The Predecessor

	Quarter Ended March 31,2004		Quarter Ended June 30, 2004		Quarter Ended September 30, 2004		Quarter Ended December 31, 2004

Revenues	$59,937		$59,363		$58,719		$58,425

Net income (loss)	$37,844	(6)	$19,355	(7)	$53,886	(8)	$26,723	(9)

Net income per Common Share	N/A		N/A		N/A		N/A

(1)	Includes gain from disposal of real estate of $600,000.
(2)	Includes loss from early extinguishment of debt of $100,000.
(3)	Includes gain from disposal of real estate of $15,500,000 and a loss from early extinguishment of debt of $29,100,000.
(4)	Includes loss from disposal of real estate of $100,000and a gain from early extinguishment of debt of $400,000.
(5)	Includes gain from disposal of real estate of $500,000.
(6)	Includes gain from disposal of real estate of $7,700,000.
(7)	Includes gain from disposal of real estate of $1,800,000 and an impairment loss of $9,700,000.
(8)	Includes gain from disposal of real estate of $38,900,000, an impairment loss of $3,400,000 and a net loss from early extinguishment of debt of $6,700,000.
(9)	Includes gain from disposal of real estate of $1,000,000.

NEWKIRK REALTY TRUST INC. (THE "COMPANY") AND THE NEWKIRK MASTER LIMITED PARTNERSHIP ("THE PREDECESSOR") SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005

					Initial Cost to Registrant		Cost capitalized subsequent to acquisition			As of December 31, 2005

						Land	Building and	Land/Building and		Land	Building and		Accumulated	Date
Description	Location		Encumbrances		Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	Life

			Mortgage	Contract Right

Continuing Operations:

Office	Little Rock	AR	$-	$-	$259,073.00	$-	$2,648,757.00	$-	$259,073.00	$-	$2,648,757.00	$2,907,830.00	$889,087.10	11/7/2005	35-40 yrs
Office	Pine Bluff	AR	-	-	48,183	-	3,033,884	-	48,183	-	3,033,884	3,082,067	1,312,914	11/7/2005	35-40 yrs
Office	Sierra Vista	AR	-	-	20,013	-	-	-	20,013	-	-	20,013	-	11/7/2005
Office	El Segundo	CA	24,453,803	-	841,962	1,466,543	39,908,628	-	841,962	1,466,543	39,908,628	42,217,133	16,050,688	11/7/2005	26-40 yrs
Office	Long Beach	CA	33,772,277	7,833,842	-	15,161,774	72,329,336	-	-	15,161,774	72,329,336	87,491,109	36,883,755	11/7/2005	27-40 yrs
Office	Walnut Creek	CA	-	-	-	1,339,403	12,908,242	-	-	1,339,403	12,908,242	14,247,645	5,720,271	11/7/2005	27-40 yrs
Office	Colorado Spring	CO	-	-	425,344	-	13,678,452	-	425,344	-	13,678,452	14,103,796	5,012,038	11/7/2005	35-40 yrs
Office	Clinton	CT	968,281		-	-	1,534,014	-	-	-	1,534,014	1,534,014	168,708	11/7/2005	20-40 yrs
Office	Orlando	FL	-	-	-	-	15,554,619	-	-	-	15,554,619	15,554,619	6,062,092	11/7/2005	35-40 yrs
Office	Orlando	FL	-	-	2,280,002	-	40,536,802	-	2,280,002	-	40,536,802	42,816,804	15,507,376	11/7/2005	35-40 yrs
Office	Columbus	IN	-	-	-	-	54,153,711	-	-	-	54,153,711	54,153,711	13,422,577	11/7/2005	35-40 yrs
Office	Carondelet	LA	10,198,946	-	-	-	12,117,596	-	-	-	12,117,596	12,117,596	1,555,889	11/7/2005	20-40 yrs
Office	Tulane	LA	8,106,878	-	-	-	9,695,060	-	-	-	9,695,060	9,695,060	1,250,944	11/7/2005	20-40 yrs
Office	Baltimore	MD	-	-	-	-	140,633,984	45,000	-	-	140,678,984	140,678,984	61,215,058	11/7/2005	14-40 yrs
Office	Bridgeton	MO	-	-	-	420,249	3,290,408	-	-	420,249	3,290,408	3,710,657	1,651,816	11/7/2005	25-40 yrs
Office	Carteret	NJ	-	-	549,364	-	10,687,657	-	549,364	-	10,687,657	11,237,021	3,907,505	11/7/2005	35-40 yrs
Office	Elizabeth	NJ	-	-	284,124	-	4,860,873	-	284,124	-	4,860,873	5,144,997	1,774,016	11/7/2005	35-40 yrs
Office	Morristown	NJ	-	-	-	-	55,382,037	-	-	-	55,382,037	55,382,037	30,591,271	11/7/2005	20-40 yrs
Office	MorrisTownship	NJ	-	-	-	-	31,396,697	-	-	-	31,396,697	31,396,697	14,250,055	11/7/2005	20-40 yrs
Office	MorrisTownship	NJ	-	-	-	-	6,973,447	-	-	-	6,973,447	6,973,447	3,165,046	11/7/2005	20-40 yrs
Office	MorrisTownship	NJ	-	-	-	-	18,825,824	-	-	-	18,825,824	18,825,824	8,544,499	11/7/2005	20-40 yrs
Office	Plainsboro	NJ	-	-	51,704	-	877,125	-	51,704	-	877,125	928,829	322,865	11/7/2005	35-40 yrs
Office	Las Vegas	NV	-	-	2,234,005	-	43,419,151	-	2,234,005	-	43,419,151	45,653,156	9,639,464	11/7/2005	35-40 yrs
Office	Miamisburg	OH	-	-	-	702,011	8,042,032	-	-	702,011	8,042,032	8,744,043	4,503,178	11/7/2005	22-40 yrs
Office	Miamisburg	OH	-	-	-	251,821	6,621,854	-	-	251,821	6,621,854	6,873,675	2,998,014	11/7/2005	22-40 yrs
Office	Allentown	PA	-	-	68,342	-	4,946,115	-	68,342	-	4,946,115	5,014,457	2,409,541	11/7/2005	35-40 yrs
Office	Johnson City	TN	-	-	588,228	-	4,707,710	-	588,228	-	4,707,710	5,295,938	1,076,637	11/7/2005	35-40 yrs
Office	Kingport	TN	-	-	96,550	-	3,183,690	-	96,550	-	3,183,690	3,280,240	1,034,806	11/7/2005	35-40 yrs
Office	Memphis	TN	-	-	-	647,570	6,185,494	-	-	647,570	6,185,494	6,833,064	2,729,024	11/7/2005	27-40 yrs
Office	Memphis	TN	-	-	594,344	-	64,003,369	-	594,344	-	64,003,369	64,597,713	17,578,038	11/7/2005	35-40 yrs
Office	Beaumont	TX	-	-	406,201	-	9,629,921	-	406,201	-	9,629,921	10,036,122	3,669,580	11/7/2005	35-40 yrs
Office	Beaumont	TX	-	-	-	-	50,122,467	-	-	-	50,122,467	50,122,467	9,735,701	11/7/2005	35-40 yrs
Office	Bedford	TX	-	-	2,555,275	-	12,673,652	51,395	2,555,275	-	12,725,047	15,280,322	5,309,045	11/7/2005	35-40 yrs
Office	Dallas	TX	-	-	705,371	-	20,313,643	-	705,371	-	20,313,643	21,019,014	10,024,218	11/7/2005	35-40 yrs
Office	Garland	TX	-	-	359,460	1,676,696	11,819,422	-	359,460	1,676,696	11,819,422	13,855,578	4,459,243	11/7/2005	29-40 yrs

			77,500,185	7,833,842	12,367,545	21,666,067	796,695,672	96,395	12,367,545	21,666,067	796,792,067	830,825,679	304,424,962

NEWKIRK REALTY TRUST INC. (THE "COMPANY") AND THE NEWKIRK MASTER LIMITED PARTNERSHIP ("THE PREDECESSOR") SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005

						Initial Cost to Registrant		Cost capitalized subsequen t to acquisition		As of December 31, 2005

						Land	Building and	Land/Building and		Land	Building and		Accumulated	Date
Description	Location		Encumbrances		Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	Life

			Mortgage	Contract Right

Retail	Dothan	AL	-	-	-	-	1,683,504	-	-	-	1,683,504	1,683,504	774,216	11/7/2005	35-40 yrs
Retail	Florence	AL	-	-	-	343,662	3,240,090	-	-	343,662	3,240,090	3,583,752	1,448,094	11/7/2005	27-40 yrs
Retail	Huntsville	AL	-	-	-	-	2,896,034	-	-	-	2,896,034	2,896,034	1,340,925	11/7/2005	35-40 yrs
Retail	Huntsville	AL	-	-	-	-	2,538,236	-	-	-	2,538,236	2,538,236	619,271	11/7/2005	35-40 yrs
Retail	Montgomery	AL	-	-	288,444	-	2,962,241	-	288,444	-	2,962,241	3,250,685	727,401	11/7/2005	35-40 yrs
Retail	Montgomery	AL	-	-	-	-	1,537,134	-	-	-	1,537,134	1,537,134	740,007	11/7/2005	35-40 yrs
Retail	Tuscaloosa	AL	-	-	-	-	1,282,854	-	-	-	1,282,854	1,282,854	497,171	11/7/2005	35-40 yrs
Retail	Bisbee	AZ	-	-	-	333,266	2,177,021	-	-	333,266	2,177,021	2,510,287	1,103,910	11/7/2005	27-40 yrs
Retail	Mesa	AZ	-	-	45,834	-	-	-	45,834	-	-	45,834	-	11/7/2005
Retail	Mesa, McKellips	AZ	-	-	15,094	-	100,300	-	15,094	-	100,300	115,394	9,974	11/7/2005	35-40 yrs
Retail	Phoenix	AZ	-	-	47,943	-	-	-	47,943	-	-	47,943	-	11/7/2005
Retail	Springdale	AZ	-	-	3,670	-	-	-	3,670	-	-	3,670	-	11/7/2005
Retail	Tucson	AZ	-	-	-	380,494	2,505,701	-	-	380,494	2,505,701	2,886,195	1,260,434	11/7/2005	27-40 yrs
Retail	Atascadero	CA	-	-	28,496	-	186,515	-	28,496	-	186,515	215,011	18,224	11/7/2005	35-40 yrs
Retail	Beaumont	CA	-	-	25,246	-	170,681	-	25,246	-	170,681	195,927	17,275	11/7/2005	20-40 yrs
Retail	Beaumont	CA	-	-	3,830	-	-	-	3,830	-	-	3,830	-	11/7/2005
Retail	Corona	CA	-	-	-	121,144	1,045,923	-	-	121,144	1,045,923	1,167,067	328,777	11/7/2005	22-40 yrs
Retail	Downey	CA	-	-	363,376	-	2,236,192	-	363,376	-	2,236,192	2,599,568	744,021	11/7/2005	35-40 yrs
Retail	El Toro	CA	-	-	152,243	319,982	323,835	-	152,243	319,982	323,835	796,061	105,615	11/7/2005	20-40 yrs
Retail	Huntington Beach	CA	-	-	461,501	-	3,014,081	-	461,501	-	3,014,081	3,475,582	705,310	11/7/2005	35-40 yrs
Retail	Indio	CA	-	-	-	106,278	924,147	-	-	106,278	924,147	1,030,425	288,462	11/7/2005	26-40 yrs
Retail	Lancaster	CA	-	-	436,492	-	2,878,345	-	436,492	-	2,878,345	3,314,837	682,225	11/7/2005	35-40 yrs
Retail	Livermore	CA	-	-	219,759	-	3,048,784	-	219,759	-	3,048,784	3,268,543	1,179,886	11/7/2005	35-40 yrs
Retail	Lomita	CA	-	-	-	287,131	1,870,072	-	-	287,131	1,870,072	2,157,203	829,100	11/7/2005	25-40 yrs
Retail	Loveland	CA	-	-	18,581	-	-	-	18,581	-	-	18,581	-	11/7/2005
Retail	Mammoth Lake	CA	-	-	-	700,534	4,958,186	-	-	700,534	4,958,186	5,658,720	2,554,845	11/7/2005	27-40 yrs
Retail	Morgan Hill	CA	-	-	91,062	188,181	196,053	-	91,062	188,181	196,053	475,295	62,142	11/7/2005	20-40 yrs
Retail	Pasadena	CA	-	-	18,226	-	-	-	18,226	-	-	18,226	-	11/7/2005
Retail	Paso Robles	CA	-	-	31,490	-	199,344	-	31,490	-	199,344	230,834	18,720	11/7/2005	35-40 yrs
Retail	Pinole	CA	-	-	-	190,365	4,086,587	-	-	190,365	4,086,587	4,276,952	1,894,325	11/7/2005	30-40 yrs
Retail	Pleasanton	CA	-	-	540,195	-	13,333,728	-	540,195	-	13,333,728	13,873,923	6,048,447	11/7/2005	35-40 yrs
Retail	Redlands	CA	-	-	81,508	164,566	178,251	-	81,508	164,566	178,251	424,325	54,374	11/7/2005	20-40 yrs
Retail	Rialto	CA	-	-	14,673	-	-	-	14,673	-	-	14,673	-	11/7/2005
Retail	San Diego	CA	-	-	-	-	16,193,809	-	-	-	16,193,809	16,193,809	7,273,310	11/7/2005	35-40 yrs
Retail	San Dimas	CA	-	-	15,713	-	-	-	15,713	-	-	15,713	-	11/7/2005
Retail	Santa Monica	CA	-	-	497,252	-	7,212,331	-	497,252	-	7,212,331	7,709,583	2,784,487	11/7/2005	35-40 yrs
Retail	Santa Rosa	CA	-	-	85,070	-	989,140	-	85,070	-	989,140	1,074,210	213,024	11/7/2005	35-40 yrs

NEWKIRK REALTY TRUST INC. (THE "COMPANY") AND THE NEWKIRK MASTER LIMITED PARTNERSHIP ("THE PREDECESSOR") SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005

						Initial Cost to Registrant		Cost capitalized subsequen t to acquisition		As of December 31, 2005

						Land	Building and	Land/Building and		Land	Building and		Accumulated	Date
Description	Location		Encumbrances		Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	Life

			Mortgage	Contract Right

Retail	Simi Valley	CA	-	-	16,828	-	-	-	16,828	-	-	16,828	-	11/7/2005
Retail	Simi Valley	CA	-	-	-	-	2,903,222	-	-	-	2,903,222	2,903,222	1,041,927	11/7/2005	35-40 yrs
Retail	Tustin	CA	-	-	346,557	-	863,122	-	346,557	-	863,122	1,209,679	116,085	11/7/2005	35-40 yrs
Retail	Union City	CA	-	-	102,287	210,089	205,201	-	102,287	210,089	205,201	517,577	53,431	11/7/2005	20-40 yrs
Retail	Ventura	CA	-	-	-	-	6,860,795	-	-	-	6,860,795	6,860,795	3,096,495	11/7/2005	20-40 yrs
Retail	Yorba Linda	CA	-	-	106,710	218,686	246,991	-	106,710	218,686	246,991	572,387	88,188	11/7/2005	20-40 yrs
Retail	Yucca Valley	CA	-	-	17,462	-	-	-	17,462	-	-	17,462	-	11/7/2005
Retail	Aurora	CO	-	-	-	400,072	2,801,180	-	-	400,072	2,801,180	3,201,252	1,456,844	11/7/2005	27-40 yrs
Retail	Aurora	CO	-	-	295,571	-	1,609,683	-	295,571	-	1,609,683	1,905,254	621,406	11/7/2005	35-40 yrs
Retail	Aurora	CO	-	-	-	-	1,744,455	-	-	-	1,744,455	1,744,455	475,886	11/7/2005	35-40 yrs
Retail	Aurora	CO	-	-	19,324	-	-	-	19,324	-	-	19,324	-	11/7/2005
Retail	Colorado Springs	CO	-	-	20,139	-	-	-	20,139	-	-	20,139	-	11/7/2005
Retail	Littleton	CO	-	-	236,952	-	1,928,902	-	236,952	-	1,928,902	2,165,854	655,383	11/7/2005	35-40 yrs
Retail	Littleton	CO	-	-	375,776	-	2,510,232	-	375,776	-	2,510,232	2,886,008	604,356	11/7/2005	35-40 yrs
Retail	Pueblo	CO	-	-	15,588	-	-	-	15,588	-	-	15,588	-	11/7/2005
Retail	Bradenton	FL	-	-	303,366	-	4,199,095	-	303,366	-	4,199,095	4,502,461	1,424,365	11/7/2005	35-40 yrs
Retail	Cape Coral	FL	-	-	187,680	-	2,170,182	-	187,680	-	2,170,182	2,357,862	853,787	11/7/2005	35-40 yrs
Retail	Casselberry	FL	-	-	442,935	-	4,066,854	-	442,935	-	4,066,854	4,509,789	1,396,920	11/7/2005	35-40 yrs
Retail	Gainsville	FL	-	-	219,345	-	2,400,739	-	219,345	-	2,400,739	2,620,084	934,023	11/7/2005	35-40 yrs
Retail	Homestead	FL	-	-	19,681	-	-	-	19,681	-	-	19,681	-	11/7/2005
Retail	Largo	FL	-	-	306,127	-	2,128,553	-	306,127	-	2,128,553	2,434,680	816,559	11/7/2005	35-40 yrs
Retail	Largo, 66th	FL	-	-	169,632	-	2,057,560	-	169,632	-	2,057,560	2,227,192	806,842	11/7/2005	35-40 yrs
Retail	Largo, Keene	FL	-	-	254,853	-	2,582,308	-	254,853	-	2,582,308	2,837,161	1,007,709	11/7/2005	35-40 yrs
Retail	Orlando	FL	-	-	15,410	-	-	-	15,410	-	-	15,410	-	11/7/2005
Retail	Orlando	FL	-	-	-	-	2,807,998	-	-	-	2,807,998	2,807,998	1,259,423	11/7/2005	35-40 yrs
Retail	Pinellas Park	FL	-	-	322,542	-	3,282,313	-	322,542	-	3,282,313	3,604,855	849,079	11/7/2005	35-40 yrs
Retail	Port Richey	FL	20,698	-	-	-	1,643,792	-	-	-	1,643,792	1,643,792	545,969	11/7/2005	35-40 yrs
Retail	Tallahassee	FL	-	-	-	-	1,802,687	-	-	-	1,802,687	1,802,687	775,625	11/7/2005	35-40 yrs
Retail	Venice	FL	-	-	160,171	-	3,191,832	-	160,171	-	3,191,832	3,352,003	1,270,838	11/7/2005	35-40 yrs
Retail	Atlanta (Dunwoody)	GA	-	-	-	120,697	826,652	-	-	120,697	826,652	947,349	382,474	11/7/2005	25-35 yrs
Retail	Atlanta (Exec Park)	GA	-	-	-	153,014	1,049,366	-	-	153,014	1,049,366	1,202,380	484,889	11/7/2005	25-35 yrs
Retail	Atlanta (Ponce de Leon)	GA	-	-	-	107,249	734,904	-	-	107,249	734,904	842,153	339,861	11/7/2005	25-35 yrs
Retail	Cumming	GA	-	-	-	270,916	1,869,960	-	-	270,916	1,869,960	2,140,875	858,562	11/7/2005	25-35 yrs
Retail	Duluth	GA	-	-	-	182,098	1,251,301	-	-	182,098	1,251,301	1,433,399	577,064	11/7/2005	25-35 yrs
Retail	Forest Park (Clayton)	GA	-	-	-	272,514	1,870,421	-	-	272,514	1,870,421	2,142,935	863,582	11/7/2005	25-35 yrs
Retail	Jonesboro	GA	-	-	-	105,469	721,503	-	-	105,469	721,503	826,971	334,214	11/7/2005	25-35 yrs
Retail	Stone Mountain	GA	-	-	-	129,849	891,640	-	-	129,849	891,640	1,021,490	411,486	11/7/2005	25-35 yrs
Retail	Boise	ID	-	-	236,161	-	3,320,761	-	236,161	-	3,320,761	3,556,922	1,138,021	11/7/2005	35-40 yrs
Retail	Boise	ID	-	-	89,102	-	2,069,938	-	89,102	-	2,069,938	2,159,040	755,925	11/7/2005	35-40 yrs

NEWKIRK REALTY TRUST INC. (THE "COMPANY") AND THE NEWKIRK MASTER LIMITED PARTNERSHIP ("THE PREDECESSOR") SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005

						Initial Cost to Registrant		Cost capitalized subsequen t to acquisition		As of December 31, 2005

						Land	Building and	Land/Building and		Land	Building and		Accumulated	Date
Description	Location		Encumbrances		Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	Life

			Mortgage	Contract Right

Retail	Freeport	IL	-	-	157,116	-	2,030,279	-	157,116	-	2,030,279	2,187,395	804,021	11/7/2005	35-40 yrs
Retail	Carmel	IN	-	-	67,418	-	2,382,085	-	67,418	-	2,382,085	2,449,503	1,060,057	11/7/2005	20-40 yrs
Retail	Lawrence	IN	-	-	64,935	-	2,916,816	-	64,935	-	2,916,816	2,981,751	1,310,630	11/7/2005	20-40 yrs
Retail	Louisville	KY	-	-	-	690,033	4,128,075	-	-	690,033	4,128,075	4,818,108	2,141,179	11/7/2005	27-40 yrs
Retail	Baton Rouge	LA	-	-	265,907	-	3,273,819	-	265,907	-	3,273,819	3,539,726	792,727	11/7/2005	35-40 yrs
Retail	Minden	LA	-	-	362,253	76,762	2,034,341	-	362,253	76,762	2,034,341	2,473,356	550,703	11/7/2005	27-40 yrs
Retail	Arnold	MO	-	-	4,817	-	-	-	4,817	-	-	4,817	-	11/7/2005
Retail	Independence	MO	-	-	15,561	-	-	-	15,561	-	-	15,561	-	11/7/2005
Retail	Lee's Summit	MO	-	-	3,886	-	-	-	3,886	-	-	3,886	-	11/7/2005
Retail	St Louis	MO	-	-	18,418	-	-	-	18,418	-	-	18,418	-	11/7/2005
Retail	Billings	MT	-	-	-	-	2,882,291	-	-	-	2,882,291	2,882,291	1,137,149	11/7/2005	35-40 yrs
Retail	Bozeman	MT	-	-	-	-	947,759	-	-	-	947,759	947,759	432,346	11/7/2005	40 yrs
Retail	Charlotte	NC	-	-	45,665	-	932,895	-	45,665	-	932,895	978,560	261,137	11/7/2005	35-40 yrs
Retail	Concord	NC	-	-	63,794	-	1,803,632	-	63,794	-	1,803,632	1,867,426	516,353	11/7/2005	35-40 yrs
Retail	Jacksonville	NC	-	-	69,010	-	746,595	-	69,010	-	746,595	815,605	199,688	11/7/2005	35-40 yrs
Retail	Jefferson	NC	-	-	-	-	654,790	-	-	-	654,790	654,790	174,049	11/7/2005	35-40 yrs
Retail	Lexinton	NC	-	-	111,947	-	1,227,436	-	111,947	-	1,227,436	1,339,383	330,694	11/7/2005	35-40 yrs
Retail	Thomasville	NC	-	-	43,593	-	1,033,389	-	43,593	-	1,033,389	1,076,982	295,261	11/7/2005	35-40 yrs
Retail	Omaha	NE	-	-	292,208	-	4,541,072	-	292,208	-	4,541,072	4,833,280	1,560,011	11/7/2005	35-40 yrs
Retail	Omaha	NE	-	-	577,070	-	3,096,391	-	577,070	-	3,096,391	3,673,461	1,438,186	11/7/2005	35-40 yrs
Retail	Omaha	NE	-	-	265,419	-	3,195,453	-	265,419	-	3,195,453	3,460,872	782,590	11/7/2005	35-40 yrs
Retail	Garwood	NJ	401,779	-	672,774	-	4,037,797	-	672,774	-	4,037,797	4,710,571	1,153,580	11/7/2005	35-40 yrs
Retail	Albuquerque	NM	-	-	16,692	-	-	-	16,692	-	-	16,692	-	11/7/2005	27-40 yrs
Retail	Albuquerque	NM	-	-	15,482	-	-	-	15,482	-	-	15,482	-	11/7/2005
Retail	Albuquerque	NM	-	-	261,712	97,050	2,552,967	-	261,712	97,050	2,552,967	2,911,729	696,181	11/7/2005
Retail	Farmington	NM	-	-	12,950	-	87,866	-	12,950	-	87,866	100,816	8,942	11/7/2005	35-40 yrs
Retail	LasCruces	NM	-	-	181,454	-	2,498,713	-	181,454	-	2,498,713	2,680,167	857,352	11/7/2005	35-40 yrs
Retail	Las Vegas	NV	-	-	-	-	2,687,010	-	-	-	2,687,010	2,687,010	606,623	11/7/2005	35-40 yrs
Retail	Las Vegas	NV	-	-	19,977	-	-	-	19,977	-	-	19,977	-	11/7/2005
Retail	Las Vegas	NV	-	-	-	-	3,174,431	-	-	-	3,174,431	3,174,431	1,163,500	11/7/2005	35-40 yrs
Retail	Las Vegas	NV	-	-	339,718	-	1,722,194	-	339,718	-	1,722,194	2,061,912	649,983	11/7/2005	35-40 yrs
Retail	Las Vegas, Bonan	NV	-	-	20,709	-	139,441	-	20,709	-	139,441	160,150	14,057	11/7/2005	35-40 yrs
Retail	Reno	NV	-	-	-	-	1,847,887	-	-	-	1,847,887	1,847,887	550,231	11/7/2005	35-40 yrs
Retail	Portchester	NY	-	-	-	-	7,616,770	-	-	-	7,616,770	7,616,770	2,802,794	11/7/2005	35-40 yrs
Retail	Cincinatti	OH	-	-	-	-	2,473,614	-	-	-	2,473,614	2,473,614	952,733	11/7/2005	35-40 yrs
Retail	Columbus	OH	-	-	-	608,625	3,574,956	-	-	608,625	3,574,956	4,183,581	1,890,945	11/7/2005	27-40 yrs
Retail	Franklin	OH	-	-	44,607	-	1,712,427	-	44,607	-	1,712,427	1,757,034	767,589	11/7/2005	35-40 yrs
Retail	Lawton	OK	-	-	-	353,712	2,300,018	-	-	353,712	2,300,018	2,653,730	1,171,589	11/7/2005	27-40 yrs

NEWKIRK REALTY TRUST INC. (THE "COMPANY") AND THE NEWKIRK MASTER LIMITED PARTNERSHIP ("THE PREDECESSOR") SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005

						Initial Cost to Registrant		Cost capitalized subsequen t to acquisition		As of December 31, 2005

						Land	Building and	Land/Building and		Land	Building and		Accumulated	Date
Description	Location		Encumbrances		Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	Life

			Mortgage	Contract Right

Retail	Ponca City	OK	-	-	47,435	-	-	-	47,435	-	-	47,435	-	11/7/2005
Retail	Stillwater	OK	-	-	15,239	-	-	-	15,239	-	-	15,239	-	11/7/2005
Retail	Beaverton	OR	-	-	446,375	-	2,942,725	-	446,375	-	2,942,725	3,389,100	696,772	11/7/2005	35-40 yrs
Retail	Grants Pass	OR	-	-	-	320,017	2,094,541	-	-	320,017	2,094,541	2,414,558	1,060,042	11/7/2005	27-40 yrs
Retail	Portland	OR	-	-	578,332	-	2,239,130	-	578,332	-	2,239,130	2,817,462	1,020,092	11/7/2005	35-40 yrs
Retail	Salem	OR	-	-	338,290	-	2,207,961	-	338,290	-	2,207,961	2,546,251	516,616	11/7/2005	35-40 yrs
Retail	Doylestown	PA	-	-	103,270	-	840,516	-	103,270	-	840,516	943,786	235,440	11/7/2005	20-40 yrs
Retail	Lansdale	PA	-	-	108,444	-	886,059	-	108,444	-	886,059	994,503	248,971	11/7/2005	20-40 yrs
Retail	Lima	PA	-	-	119,165	-	968,635	-	119,165	-	968,635	1,087,800	270,998	11/7/2005	20-40 yrs
Retail	Philadelphia	PA	-	-	673,837	-	3,965,752	-	673,837	-	3,965,752	4,639,589	1,226,785	11/7/2005	35-40 yrs
Retail	Philadelphia, 52nd	PA	-	-	127,559	-	1,052,629	-	127,559	-	1,052,629	1,180,188	298,062	11/7/2005	20-40 yrs
Retail	Philadelphia, Broad	PA	-	-	136,176	-	1,120,780	-	136,176	-	1,120,780	1,256,956	316,688	11/7/2005	20-40 yrs
Retail	Philadelphia, Bustle	PA	-	-	102,086	-	836,149	-	102,086	-	836,149	938,235	235,421	11/7/2005	20-40 yrs
Retail	Philadelphia, Cottman	PA	-	-	143,284	-	1,183,445	-	143,284	-	1,183,445	1,326,729	335,307	11/7/2005	20-40 yrs
Retail	Philadelphia, Frankford	PA	-	-	112,508	-	922,910	-	112,508	-	922,910	1,035,418	260,795	11/7/2005	20-40 yrs
Retail	Philadelphia, Lehigh	PA	-	-	101,376	-	836,857	-	101,376	-	836,857	938,233	237,085	11/7/2005	20-40 yrs
Retail	Philadelphia, N 5th	PA	-	-	33,841	-	263,254	-	33,841	-	263,254	297,095	71,169	11/7/2005	20-40 yrs
Retail	Philadelphia, N Broad	PA	-	-	95,945	-	787,031	-	95,945	-	787,031	882,976	221,870	11/7/2005	20-40 yrs
Retail	Richboro	PA	-	-	96,059	-	780,788	-	96,059	-	780,788	876,847	218,504	11/7/2005	20-40 yrs
Retail	Wayne	PA	-	-	140,321	-	1,143,926	-	140,321	-	1,143,926	1,284,247	320,122	11/7/2005	20-40 yrs
Retail	Moncks Corner	SC	-	-	-	-	565,972	-	-	-	565,972	565,972	147,685	11/7/2005	35-40 yrs
Retail	Chattanooga	TN	-	-	-	369,150	3,450,050	-	-	369,150	3,450,050	3,819,200	1,555,365	11/7/2005	27-40 yrs
Retail	Paris	TN	-	-	-	244,304	2,285,309	-	-	244,304	2,285,309	2,529,613	1,029,351	11/7/2005	27-40 yrs
Retail	Austin	TX	-	-	47,127	-	-	-	47,127	-	-	47,127	-	11/7/2005
Retail	Baytown	TX	-	-	17,888	-	-	-	17,888	-	-	17,888	-	11/7/2005
Retail	Bear Creek	TX	-	-	17,859	-	-	-	17,859	-	-	17,859	-	11/7/2005
Retail	Carrolton	TX	-	-	-	369,067	2,956,353	-	-	369,067	2,956,353	3,325,420	1,262,466	11/7/2005	25-40 yrs
Retail	Dallas	TX	-	-	-	-	3,710,875	-	-	-	3,710,875	3,710,875	1,417,275	11/7/2005	35-40 yrs
Retail	Dallas, Jefferson	TX	-	-	-	-	-	-	-	-	-	-	-	11/7/2005	35-40 yrs
Retail	El Paso	TX	-	-	14,599	-	-	-	14,599	-	-	14,599	-	11/7/2005
Retail	El Paso	TX	-	-	18,500	-	-	-	18,500	-	-	18,500	-	11/7/2005
Retail	El Paso, Alameda	TX	-	-	16,076	-	111,364	-	16,076	-	111,364	127,440	11,589	11/7/2005	35-40 yrs
Retail	El Paso, Dyer	TX	-	-	14,218	-	98,311	-	14,218	-	98,311	112,529	10,211	11/7/2005	35-40 yrs
Retail	Fort Worth	TX	-	-	-	532,340	3,761,661	-	-	532,340	3,761,661	4,294,001	1,941,889	11/7/2005	27-40 yrs
Retail	Garland	TX	-	-	-	130,505	3,389,503	-	-	130,505	3,389,503	3,520,008	935,991	11/7/2005	29-40 yrs
Retail	Granbury	TX	-	-	-	85,040	2,224,565	-	-	85,040	2,224,565	2,309,605	609,990	11/7/2005	29-40 yrs
Retail	Grand Prairie	TX	-	-	-	462,315	3,027,965	-	-	462,315	3,027,965	3,490,280	1,531,410	11/7/2005	27-40 yrs
Retail	Greenville	TX	-	-	-	-	1,481,163	-	-	-	1,481,163	1,481,163	1,066,595	11/7/2005	35-40 yrs
Retail	Hillsboro	TX	-	-	-	71,841	1,872,528	-	-	71,841	1,872,528	1,944,369	515,270	11/7/2005	29-40 yrs

NEWKIRK REALTY TRUST INC. (THE "COMPANY") AND THE NEWKIRK MASTER LIMITED PARTNERSHIP ("THE PREDECESSOR") SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005

						Initial Cost to Registrant		Cost capitalized subsequen t to acquisition		As of December 31, 2005

						Land	Building and	Land/Building and		Land	Building and		Accumulated	Date
Description	Location		Encumbrances		Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	Life

			Mortgage	Contract Right

Retail	Houston	TX	-	-	-	639,638	3,754,922	-	-	639,638	3,754,922	4,394,560	1,984,790	11/7/2005	27-40 yrs
Retail	Lubbock	TX	-	-	-	-	1,582,901	-	-	-	1,582,901	1,582,901	677,069	11/7/2005	35-40 yrs
Retail	Lubbock, 82nd	TX	-	-	17,213	-	118,742	-	17,213	-	118,742	135,955	12,304	11/7/2005	35-40 yrs
Retail	Midland	TX	-	-	496,324	-	3,328,959	-	496,324	-	3,328,959	3,825,283	804,357	11/7/2005	35-40 yrs
Retail	Texarkana	TX	-	-	127,437	-	1,780,880	-	127,437	-	1,780,880	1,908,317	393,071	11/7/2005	35-40 yrs
Retail	Bountiful	UT	-	-	-	-	3,422,634	-	-	-	3,422,634	3,422,634	1,638,429	11/7/2005	35-40 yrs
Retail	Sandy	UT	-	-	-	-	1,677,391	-	-	-	1,677,391	1,677,391	447,328	11/7/2005	35-40 yrs
Retail	Herndon	VA	-	-	17,741	-	-	-	17,741	-	-	17,741	-	11/7/2005
Retail	Staunton	VA	-	-	138,824	-	1,486,951	-	138,824	-	1,486,951	1,625,775	395,723	11/7/2005	35-40 yrs
Retail	Bothell	WA	-	-	-	-	1,205,320	-	-	-	1,205,320	1,205,320	574,859	11/7/2005	35-40 yrs
Retail	Edmonds	WA	-	-	-	-	1,402,039	-	-	-	1,402,039	1,402,039	585,590	11/7/2005	35-40 yrs
Retail	Everett	WA	-	-	252,229	-	3,465,360	-	252,229	-	3,465,360	3,717,589	1,176,682	11/7/2005	35-40 yrs
Retail	Federal Way	WA	-	-	239,502	-	2,477,366	-	239,502	-	2,477,366	2,716,868	741,471	11/7/2005	35-40 yrs
Retail	Graham	WA	-	-	-	437,273	2,901,977	-	-	437,273	2,901,977	3,339,250	1,448,612	11/7/2005	27-40 yrs
Retail	Kent	WA	-	-	444,178	-	2,931,386	-	444,178	-	2,931,386	3,375,564	695,078	11/7/2005	27-40 yrs
Retail	Milton	WA	-	-	-	493,533	3,261,087	-	-	493,533	3,261,087	3,754,620	1,634,939	11/7/2005	27-40 yrs
Retail	Port Orchard	WA	-	-	-	-	935,682	-	-	-	935,682	935,682	437,766	11/7/2005	35-40 yrs
Retail	Puyallup	WA	-	-	15,117	-	-	-	15,117	-	-	15,117	-	11/7/2005
Retail	Redmond	WA	-	-	-	490,535	3,214,003	-	-	490,535	3,214,003	3,704,538	1,624,888	11/7/2005	27-40 yrs
Retail	Spokane	WA	-	-	-	376,686	2,476,524	-	-	376,686	2,476,524	2,853,210	1,247,797	11/7/2005	27-40 yrs
Retail	Spokane	WA	-	-	382,658	-	2,655,344	-	382,658	-	2,655,344	3,038,002	1,292,561	11/7/2005	35-40 yrs
Retail	Woodinville	WA	-	-	-	-	1,441,912	-	-	-	1,441,912	1,441,912	385,587	11/7/2005	35-40 yrs
Retail	Cheyenne	WY	-	-	80,503	-	1,017,664	-	80,503	-	1,017,664	1,098,167	225,094	11/7/2005	35-40 yrs
Retail	Evanston	WY	-	-	92,033	-	305,768	-	92,033	-	305,768	397,801	10,089	11/7/2005	20-40 yrs
Retail	Evanston - Cons	WY	-	-	202,167	-	1,353,159	-	202,167	-	1,353,159	1,555,326	1,353,158	11/7/2005	20-40 yrs

			422,477	-	17,952,723	12,154,680	329,043,149	-	17,952,723	12,154,680	329,043,149	359,150,553	127,307,139

NEWKIRK REALTY TRUST INC. (THE "COMPANY") AND THE NEWKIRK MASTER LIMITED PARTNERSHIP ("THE PREDECESSOR") SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION At December 31, 2005

						Initial Cost to Registrant		Cost capitalized subsequen t to acquisition		As of December 31, 2005

						Land	Building and	Land/Building and		Land	Building and		Accumulated	Date
Description	Location		Encumbrances		Land	Estates	Improvements	Improvements	Land	Estates	Improvements	Total	Depreciation	Acquired	Life

			Mortgage	Contract Right

Industrial	Long Beach	CA	14,201,313	3,294,147	-	6,375,557	30,414,637	-	-	6,375,557	30,414,637	36,790,195	15,509,696	11/7/2005	27-40 yrs
Industrial	Palo Alto	CA	-	-	-	-	27,410,470	-	-	-	27,410,470	27,410,470	10,224,752	11/7/2005	35-40 yrs
Industrial	Orlando	FL	-	-	-	-	9,312,081	-	-	-	9,312,081	9,312,081	3,981,805	11/7/2005	35-40 yrs
Industrial	Owensboro	KY	10,689,325	-	-	-	15,924,236	-	-	-	15,924,236	15,924,236	1,885,805	11/7/2005	20-40 yrs
Industrial	North Berwick	ME	-	-	368,447	-	22,645,058	-	368,447	-	22,645,058	23,013,505	10,744,498	11/7/2005	35-40 yrs
Industrial	Saugerties	NY	-	-	42,493	-	714,701	-	42,493	-	714,701	757,194	79,588	11/7/2005	15-40 yrs
Industrial	N Myrtle Beach	SC	-	-	-	-	1,620,113	-	-	-	1,620,113	1,620,113	458,428	11/7/2005	35-40 yrs
Industrial	Franklin	TN	-	-	-	-	8,956,181	-	-	-	8,956,181	8,956,181	3,073,487	11/7/2005	35-40 yrs
Industrial	Memphis	TN	-	-	-	-	19,562,412	-	-	-	19,562,412	19,562,412	9,318,540	11/7/2005	30-40 yrs
Industrial	Lewisville	TX	-	-	2,054,355	-	15,877,731	30,240	2,084,595	-	15,877,731	17,962,326	6,620,223	11/7/2005	35-40 yrs
Industrial	Windsor	WI	-	-	-	-	14,246,383	-	-	-	14,246,383	14,246,383	5,784,009	11/7/2005	35-40 yrs

			24,890,638	3,294,147	2,465,295	6,375,557	166,684,003	30,240	2,495,535	6,375,557	166,684,003	175,555,095	67,680,832

Other	Jonesboro	AR	-	-	17,184	-	-	-	17,184	-	-	17,184	-	11/7/2005
Other	Sun City	AZ	-	-	88,837	-	1,749,426	-	88,837	-	1,749,426	1,838,263	472,255	11/7/2005	35-40 yrs
Other	El Segundo	CA	63,381,614	-	2,182,276	3,801,120	103,438,850	-	2,182,276	3,801,120	103,438,850	109,422,246	41,601,649	11/7/2005	26-40 yrs
Other	Irvine	CA	-	-	1,000,000	-	-	-	1,000,000	-	-	1,000,000	-	11/7/2005
Other	Ft Collins	CO	-	-	95,403	-	2,014,652	-	95,403	-	2,014,652	2,110,055	548,625	11/7/2005	35-40 yrs
Other	Carlsbad	NM	-	-	74,057	-	1,577,913	-	74,057	-	1,577,913	1,651,970	434,894	11/7/2005	35-40 yrs
Other	Corpus Christi	TX	-	-	87,382	-	1,942,152	-	87,382	-	1,942,152	2,029,534	534,404	11/7/2005	35-40 yrs
Other	El Paso	TX	-	-	65,709	-	1,281,947	-	65,709	-	1,281,947	1,347,656	351,577	11/7/2005	35-40 yrs
Other	McAllen	TX	-	-	65,408	-	1,168,665	-	65,408	-	1,168,665	1,234,073	316,458	11/7/2005	35-40 yrs
Other	Round Rock	TX	-	-	16,164	-	-	-	16,164	-	-	16,164	-	11/7/2005
Other	Victoria	TX	-	-	84,818	-	1,909,861	-	84,818	-	1,908,861	1,993,679	526,883	11/7/2005	35-40 yrs

			63,381,614	-	3,777,238	3,801,120	115,083,466	-	3,777,238	3,801,120	115,082,466	122,660,824	44,786,745

			166,194,914	11,127,989	36,562,801	43,997,425	1,407,506,290	126,635	36,593,041	43,997,425	1,407,601,685	1,488,192,152	544,199,679

Total from Continuing Operations			166,194,914	11,127,989	36,562,801	43,997,425	1,407,506,290	126,635	36,593,041	43,997,425	1,407,601,685	1,488,192,152	544,199,679

Discontinued Operations:

Retail	Rock Falls	IL	-	-	153,797	-	1,502,332	-	153,797	-	1,502,332	1,656,129	808,904	11/7/2005	35-40 yrs
Office	Toledo	OH	39,697,285	-	-	-	84,551,251	-	-	-	84,551,251	84,551,251	43,713,583	11/7/2005	35-40 yrs

			39,697,285	-	153,797	-	86,053,583	-	153,797	-	86,053,583	86,207,380	44,522,487

Total from Discontinued Operations			39,697,285	-	153,797	-	86,053,583	-	153,797	-	86,053,583	86,207,380	44,522,487

	TOTALS		$ 205,892,199	$ 11,127,989	$ 36,716,598	$ 43,997,425	$ 1,493,559,873	$ 126,635	$ 36,746,838	$ 43,997,425	$ 1,493,655,268	$ 1,574,399,532	$ 588,722,166

The aggregate cost for federal income tax purposes was approximately $1,500,000,000.

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”) AND
THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year ended December 31, 2005 (1)	Year ended December 31, 2004	Year ended December 31, 2003

Real Estate
Balance at beginning of year	$1,578,182	$1,655,430	$1,716,568
Additions during the year:
Land and land estates	30	2,557	5,611
Buildings and improvements	256	4,538	45,077
Step up adjustment	30,588	--	--

	1,609,056	1,662,525	1,767,256
Less: Reclassification to discontinued operations
and disposition of assets	120,864	84,343	111,826

Balance at end of year	$1,488,192	$1,578,182	$1,655,430

Accumulated Depreciation
Balance at beginning of year	$545,385	$526,193	$512,678
Additions charged to operating expenses	49,271	39,231	42,983

	594,656	565,424	555,661
Less: Reclassification to discontinued operations
and disposition of assets	50,456	20,039	29,468

Balance at end of year	$544,200	$545,385	$526,193

(1)	The year ended December 31, 2005 represents consolidated operating results of the Company from November 7, 2005 to December 31, 2005 and consolidated operating results of the Predecessor from January 1, 2005 to November 6, 2005.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company	(d)

3.2	Amended and Restated By-laws of the Company	(d)

4.1	Form of Certificate of Common Stock	(c)

4.2	Form of Special Voting Preferred Stock	(c)

10.1	Advisory Agreement, dated as of November 7, 2005, by and between the Company, The Newkirk Master Limited Partnership and NKT Advisors LLC.	(d)

10.2	Acquisition Agreement, dated as of November 7, 2005, between the Company and First Union Real Estate Equity and Mortgage Investments ("First Union") (incorporated by reference to Exhibit 10.4 to First Union's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).
(d)

10.3	Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated as of November 7, 2005.	(d)

10.4	Registration Rights Agreement, dated as of November 7, 2005, between the Company and Vornado Realty Trust	(d)

10.5	Registration Rights Agreement dated as of November 7, 2005, between the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo")	(d)

10.6	Registration Rights Agreement dated as of November 7, 2005, between the Company and First Union.	(d)

10.7	Unit Purchase Agreement between the Company and Apollo.	(d)

10.8	Unit Purchase Agreement between the Company and WEM-Brynmawr Associates LLC.	(d)

10.9	Securities Purchase Agreement between the Registrant and First Union	(d)

10.10	Exclusivity Services Agreement between the Company and Michael L. Ashner.	(d)

10.11	Lock-Up Agreement dated November 7, 2005 among First Union and the Underwriters named therein.	(d)

10.7	Registrant's 2005 Stock Incentive Plan	(c)

10.15	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC
(c)

10.16	Master Loan Agreement, dated August 11, 2005, among The Newkirk Master Limited Partnership and T-Two Partners, L.P., KeyBank National Association, Bank of America, N.A., Lasalle Bank, National ssociation, and KeyBanc Capital Markets
(b)

EXHIBIT INDEX (Continued)

10.17	Master Promissory Note, dated as of August 11, 2005, by The Newkirk Master Limited Partnership in favor of KeyBank National Association	(b)

10.18	Form of Mortgage, dated as of August 11, 2005, from The Newkirk Master Limited Partnership in favor of KeyBank National Association	(b)

10.19	Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.20	Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.21	Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.22	Indemnity Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.23	Guaranty, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association with respect to the T-Two Loan	(b)

10.25	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC	(c)

16.1	Letter of Imowitz Koenig & Co., LLP	(a)

21	Subsidiaries of Registrant	*

24	Power of Attorney	*

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

(a)	Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005

(b)	Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005

(c)	Incorporated by reference to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005

(d)	Incorporated by reference to the Company's Current Report on 8K filed November 15, 2005