Form 10-Q
period 2006-06-30
Newkirk Realty Trust, Inc.
filed 2006-08-09
CIK 1333578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 1-32662

NEWKIRK REALTY TRUST, INC.
(Exact name of Registrant as specified in its charter)

Maryland	20-3164488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(617) 570-4680

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. 19,375,000 Common Shares as of August 1, 2006.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWKIRK REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per-share data)

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS

Real estate investments:
Land	$52,194	$36,593
Land estates	45,902	43,997
Buildings and improvements	1,435,406	1,407,602

Total real estate investments	1,533,502	1,488,192
Less accumulated depreciation and amortization	(520,585)	(544,200)

Real estate investments, net	1,012,917	943,992

Real estate held for sale, net of accumulated depreciation of $99,018 and $44,522	135,329	41,685

Cash and cash equivalents	48,605	174,816
Restricted cash	15,444	25,233
Real estate securities available for sale	10,045	5,194
Receivables (including $1,024 and $6,078 from related parties)	51,577	58,727
Deferred rental income receivable	22,463	21,246
Loans receivable	14,974	16,058
Equity investments in limited partnerships	8,636	13,846
Equity investment in joint venture	33,952	–
Deferred costs, net of accumulated amortization of $21,471 and $17,677	11,826	8,771
Lease intangibles, net	19,895	7,657
Other assets (including $1,418 and $1,304 from related parties)	31,612	27,314
Other assets of discontinued operations	10,779	545

Total Assets	$1,428,054	$1,345,084

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Liabilities:

Mortgage notes payable (including $15,880 and $15,536 to a related party)	$232,868	$166,195
Note payable	557,065	593,463
Contract right mortgage notes payable	11,667	11,128
Accrued interest payable (including $386 and $378 to a related party)	5,518	7,514
Accounts payable and accrued expenses	4,922	4,763
Below market lease intangibles, net	13,434	893
Dividend payable	7,750	5,231
Other liabilities	7,298	4,834
Liabilities of discontinued operations	58,424	40,491

Total Liabilities	898,946	834,512

Commitments and contingencies
Minority interests	351,954	334,531

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; 1 issued and outstanding	–	–
Common stock; $.01 par value; 400,000,000 shares authorized; 19,375,000 issued and outstanding	194	194
Additional paid-in capital	179,871	179,871
Accumulated dividends in excess of net income	(4,756)	(3,882)
Accumulated other comprehensive income (loss)	1,845	(142)

Total Stockholders’ Equity	177,154	176,041

Total Liabilities, Minority Interests and Stockholders’ Equity	$1,428,054	$1,345,084

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”)
AND THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	THE COMPANY	THE PREDECESSOR	THE COMPANY	THE PREDECESSOR

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenue:
Rental income	$55,458	$51,055	$108,926	$102,960
Interest income	2,868	767	7,071	1,551
Management fees	60	78	124	159

Total revenue	58,386	51,900	116,121	104,670

Expenses:
Interest	13,330	17,571	26,019	34,767
Depreciation	11,445	7,404	22,572	14,849
Compensation expense for exclusivity rights	833	–	1,667	–
General and administrative	2,489	986	5,018	1,830
Operating	1,652	236	2,984	223
Impairment loss	–	14,754	–	16,954
Amortization	1,545	655	2,804	1,313
Ground rent	577	528	1,166	1,043
State and local taxes	339	807	1,181	1,077
Minority interest expense of partially-owned entities	5,346	–	10,692	–

Total expenses	37,556	42,941	74,103	72,056

Income from continuing operations before other income (expense)	20,830	8,959	42,018	32,615

Other income (expense):
Equity in income from investments in limited partnerships
and joint ventures	1,245	766	1,709	1,521
Gain on sale of securities	109	–	88	–
Minority interest	(16,007)	(4,660)	(31,639)	(9,312)

Income from continuing operations	6,177	5,065	12,176	24,824

Discontinued operations:
Income before minority interest	4,468	5,866	8,454	12,637
Gain from disposal of real estate	–	1	–	601
Impairment loss	–	(12,211)	–	(12,211)
Minority interest	(3,159)	7	(6,004)	8

Income (loss) from discontinued operations	1,309	(6,337)	2,450	1,035

Net income (loss)	$7,486	$(1,272)	$14,626	$25,859

Comprehensive income:
Net income (loss)	$7,486	$(1,272)	$14,626	$25,859
Unrealized loss on real estate securities available for sale	(455)	–	(96)	–
Unrealized gain on interest rate derivative	2,917	–	6,700	–
Minority interest in other comperehensive income	(1,696)	–	(4,617)	–

Comprehensive income (loss)	$8,252	$(1,272)	$16,613	$25,859

Per share data:
Income from continuing operations	$0.32		$0.63
Income from discontinued operations	0.07		0.13

Net income applicable to Common Stock	$0.39		$0.76

Weighted average Common Stock	19,375		19,375

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(Unaudited)
(In thousands)

					Additonal Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance December 31, 2005	–	$–	19,375	$194	$179,871	$(3,882)	$(142)	$176,041

Net income	–	–	–	–	–	14,626	–	14,626

Dividends paid or accrued
on Common Stock	–	–	–	–	–	(15,500)	–	(15,500)

Other comprehensive income	–	–	–	–	–	–	1,987	1,987

Balance as of June 30, 2006	–	$–	19,375	$194	$179,871	$(4,756)	$1,845	$177,154

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE “COMPANY”)
AND THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE “PREDECESSOR”)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except supplemental data)

	THE COMPANY	THE PREDECESSOR

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$14,626	$25,859
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred costs, land estates and in-place lease intangibles	3,879	3,829
Amortization of loan discounts	(10)	–
Depreciation expense	23,395	18,100
Gain from disposal of real estate securities available for sale	(88)	–
Gain from disposal of real estate	–	(601)
Net loss from early extinguishment of debt	–	101
Compensation expense for exclusivity rights	1,667	–
Impairment loss	–	29,165
Minority interest expense	37,643	9,304
Straight-lining of rental income	3,030	2,619
Interest earned on restricted cash	(335)	(39)
Equity in undistributed earnings of limited partnerships and joint venture	(1,500)	(1,314)

Changes in operating assets and liabilities:
Receivables	(7,427)	(1,042)
Loans receivable	1,071	941
Accounts payable and accrued expenses	217	(797)
Accrued interest-mortages and contract rights	(946)	(11,482)
Other assets	(4,170)	324
Other liabilities	10,692	–

Net cash provided by operating activities	81,744	74,967

CASH FLOWS FROM INVESTING ACTIVITIES:

Land and building additions and improvements	(127,268)	(144)
Change in restricted cash	10,124	(3,000)
Deposits for future real estate acquisitions	(2,630)	–
Refund of deposits for real estate acquisitions	4,699	–
Investments in debt securities	(53,616)	–
Proceeds from disposal of real estate securities available for sale	1,379	–
Proceeds from real estate available for sale	5,891	–
Purchase of real estate securities available for sale	(5,980)	–
Collection of loan receivable	32	–
Loan origination costs	(21)	–
Net proceeds from disposal of real estate	–	3,120
Leasing costs incurred	(871)	–
Cash related to previously unconsolidated limited partnerships	419	–
Investments in limited partnerships	(1,061)	(45)
Investment in joint venture	(22,116)	–
Return of capital from investment in joint venture	10,874	–

Net cash used in investing activities	(180,145)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments of mortgage notes	(25,355)	(49,709)
Principal payments of notes payable	(15,044)	(1,879)
Principal payments of contract right mortgage notes	–	(469)
Proceeds from mortgage notes	28,755	–
Proceeds from line of credit	32,025	–
Dividends paid to common stockholders	(12,981)	(24,846)
Limited partner buyouts	–	(2,042)
Distributions to minority interests	(33,517)	(3,191)
Deferred financing costs	(1,693)	(8)

Net cash used in financing activities	(27,810)	(82,144)

Net decrease in cash and cash equivalents	(126,211)	(7,246)
Cash and Cash Equivalents at Beginning of Period	174,816	21,317

Cash and Cash Equivalents at End of Period	$48,605	$14,071

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$1,454	$1,298

Cash paid for interest	$28,555	$45,343

Accrued dividends	$7,750	–

Supplemental Information - Non Cash Activities

On March 31, 2006, the Company contributed net assets with a carrying value of approximately $22,000,000 to a joint venture. (See Note 4)
On May 5, 2006, the Company assumed a mortgage of $14,900,000 in connection with the purchase of perperty located in Rockaway, New Jersey.
On June 1, 2006, the Operating Partnership issued approximately 40,240 units as consideration for the acquisition of limited partnership interests.

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

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

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

The accompanying unaudited consolidated financial statements present the consolidated financial position, results of operations and cash flows of the Company, its wholly-owned subsidiaries and certain partially-owned entities, in which the Company either (i) has a controlling interest, or (ii) is the primary beneficiary of a variable interest entity. All significant intercompany transactions such as receivables and payables have been eliminated in consolidation. Minority interests relate to the 69.9% interest in the Operating Partnership. The Company accounts for its investments in partnerships and joint ventures in which it does not have a controlling interest using the equity method of accounting. Equity investments are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions to and distributions from these partnerships and joint ventures.

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
FORM 10-Q JUNE 30, 2006

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

There have been no new accounting standards or interpretations that have been issued that the Company has not yet adopted and that the Company believes will have a material impact on the consolidated financial statements upon adoption.

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

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

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

Acquisitions (Continued)

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

On April 26, 2006, the Company acquired a 226,000 square foot office building located in Rochester, New York for a purchase price of $26,400,000. The property is currently leased through 2014 to The Frontier Corporation, a communications company. The annual net rent payable at the property is $2,567,000 through December 31, 2007, increasing to $2,624,000 per annum through 2014. Upon expiration of the current lease term, the tenant has two, five-year renewal options each at an annual rental rate equal to the greater of market value or the then current rent amount.

On May 5, 2006, the Company acquired an approximately 96,000 square foot office building in Rockaway, New Jersey for a purchase price of approximately $22,000,000. The Company partially satisfied the purchase price by assuming the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,000.

On May 26, 2006, the Operating Partnership concluded tender offers, pursuant to which additional limited partnership units in five partially-owned partnerships were acquired, two of which were consolidated entities. The purchase price of these interests aggregated $1,681,000, $986,000 of which was paid in cash, and the remainder of which was paid through the issuance of 40,239.58 Operating Partnership units. The Operating Partnership’s ownership in these partnerships ranges between 24.50% and 85.38%. As a result of the tender offer, an additional partnership’s results of operations are now consolidated with the Company.

On June 1, 2006, the Operating Partnership also acquired an additional minority interest in a consolidated entity for $68,000 and an additional limited partner interest in an unconsolidated entity for $8,000. The Operating Partnership’s ownership in these partnerships is 63.19% and 23.98%, respectively.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

Acquisitions (Continued)

On June 30, 2006, the Company acquired a 458,000 square foot office building and distribution center in Glenwillow, Ohio for a purchase price of $23,300,000. The property is currently leased to Royal Appliance, a home cleaning products company. The lease agreement has a current term scheduled to expire July 31, 2015 with two, five-year renewal terms. Net rent during the current term is $1,738,000 through July 31, 2007, $1,944,000 through July 31, 2012, and $2,040,000 through the end of the current term. Renewal term option rents are 95% of fair market value. Pursuant to the terms of the lease agreement, if requested by the tenant, the Company has an obligation to build up to a 160,000 square foot expansion property. The costs that would be incurred in connection with such expansion would be recouped through rent increases.

The Company has entered into a contract to acquire a parcel of land in Baltimore, Maryland adjacent to its existing property leased to Legg Mason, for $1,800,000 on which it expects to construct a parking garage. The Company’s inspection period currently expires on August 17, 2006.

Dispositions

On March 14, 2006, the Company entered into an agreement to sell its Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property at September 29, 2006, the closing date. The purchaser, RVI Group, is the residual value insurer with respect to the property. Owens-Illinois had advised the Company that it would be vacating the property at the expiration of its lease term, September 30, 2006.

On April 3, 2006, the Company entered into a letter of intent to sell 50 of its retail properties that are leased to Albertson’s Inc. to an unaffiliated third party for a gross purchase price of $160,000,000. The sale was subject to a number of conditions including buyer’s due diligence review of the properties and the consummation by buyers of their acquisition of certain assets of Albertson’s Inc. The transaction was consummated on July 13, 2006 – See Note 11 – Subsequent Events.

In June 2006, the Company received notice from The Kroger Company exercising their option to purchase three properties. Two properties are located in Louisville, Kentucky and one property is located in Columbus, Ohio. The properties will be purchased at the end of the primary term of the leases in December 2006 for a negotiated fair market value or appraised value.

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

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3	REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

Financings (Continued)

On May 5, 2006, the Company obtained a $10,450,000 loan from an unaffiliated third party lender, which is secured by the Company’s property located at 850-950 Warrenville Road, Lisle, Illinois. The loan bears interest at 6.5%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $9,463,000.

Significant Leasing Activities

During the first quarter, the Operating Partnership executed a ten-year lease extension with Raytheon Company commencing on January 1, 2009 for approximately 345,000 square feet of office space and 63% of the parking structure relating thereto located in El Segundo, California. In connection with the lease extension, the tenant is obligated to pay annual rent of $4,921,000 from January 2009 through December 2013, increasing to $5,267,000 for the period from January 2014 to December 2018. The property owner, which is 53% owned by the Operating Partnership, is required to provide the tenant with $21,500,000 in tenant improvement allowances and rent concessions over the next 40 months. The tenant improvement allowance is a lease incentive and is being amortized into rental income over the life of the lease. Raytheon Company retained its renewal option for the remaining 37% of the space pursuant to its original lease.

Note 4	INVESTMENT IN JOINT VENTURE

On March 31, 2006, the Company and WRT Realty L.P. (“Winthrop”), entered into a joint venture agreement to acquire and originate loans secured, directly and indirectly, by real estate assets through 111 Debt Holdings, LLC (“111 Debt Holdings”). Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE:FUR) which owns a 6.8% interest in the Company and is managed by an affiliate of NKT Advisors, LLC (“NKT Advisors”), the Company’s external advisor. The Company and Winthrop each own 50% of the joint venture and have committed to invest up to $50,000,000 each in the joint venture. Prior to the admission of Winthrop, 111 Debt Holdings was a wholly owned subsidiary of the Company, which, through its wholly owned subsidiary, 111 Debt Acquisition, LLC, owned loan assets which had been acquired in anticipation of the formation of the joint venture.

Upon Winthrop’s admission to 111 Debt Holdings, Winthrop paid the Company approximately $10,900,000, which represented 50% of the cost of the acquired assets plus the interest accrued thereon, less the debt encumbering such assets.

On March 30, 2006, 111 Debt Acquisition LLC and its wholly-owned subsidiary, 111 Debt Acquisition Mezz LLC, entered into a $300,000,000 repurchase agreement with Column Financial Inc. pursuant to which they expect to leverage up to 75% of the assets held. 111 Debt Acquisition LLC had a balance outstanding under the Column Financial, Inc. repurchase agreement of $36,979,000 at June 30, 2006. On May 24, 2006, 111 Debt Acquisition - Two, LLC, a wholly owned subsidiary of 111 Debt Holdings, entered into a second repurchase agreement with Bear Stearns International Limited (“Bear Stearns”) enabling the joint venture to obtain an additional $200,000,000 in leverage. 111 Debt Acquisition – Two, LLC had a balance outstanding under the Bear Stearns repurchase agreement of $42,588,000 at June 30, 2006. Accordingly, it is presently contemplated that the joint venture will acquire and originate up to an aggregate of approximately $600,000,000 in loan obligations secured directly or indirectly by real estate assets. Upon acquisition and origination of a sufficient level of loan obligations, the joint venture may form one or more collateral debt obligation pools.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4	INVESTMENT IN JOINT VENTURE (Continued)

The joint venture is governed by an investment committee which consists of two members appointed by each of the Company and Winthrop with one additional member being appointed by the common management of the Company and Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by the Company and Winthrop. Pursuant to the terms of the joint venture agreement of 111 Debt Holdings, all material actions to be taken by 111 Debt Holdings, including investments in excess of $20,000,000, requires the consent of the investment committee of 111 Debt Holdings, provided, however, the consent of both the Company and Winthrop is required for the merger or consolidation of 111 Debt Holdings, the admission of additional members, the taking of any action that, if taken directly by the Company or Winthrop, would require consent of Winthrop’s Conflicts Committee or the Company’s independent directors, the entering into of any agreement with FUR Advisors LLC or the amendment of the joint venture agreement.

The Company accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

Balance, beginning of year	$–
Investment in joint venture	44,077
Return of capital from joint venture	(10,874)
Equity in income of joint venture	749

Balance, June 30, 2006	$33,952

The condensed balance sheet of the joint venture was as follows (in thousands):

June 30, 2006

Cash and restricted cash	$4,027
Investment in debt securities and interest receivable	142,279
Other assets	1,475

Total assets	$147,781

Accounts payable and other liabilities	$505
Line of credit payable	79,567
Members’ equity	67,709

Total liabilities and members’ equity	$147,781

On the Company’s Consolidated Balance Sheet:
Equity investment in joint venture	$33,952

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4	INVESTMENT IN JOINT VENTURE (Continued)

The condensed statement of operations of the joint venture from inception to June 30, 2006 was as follows (in thousands):

Revenue	$2,441
Interest expense	(624)
General and administrative	(318)

Net income	$1,499

On the Company’s Consolidated Statement of Operations and Comprehensive Income:
Equity in income from investments in limited partnerships and joint ventures	$749

The joint venture commenced operations on March 31, 2006.

Note 5	EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS

The equity investments in limited partnerships consist of the following (in thousands):

Balance, beginning of year	$13,846
Equity in income of limited partnerships	959
Distributions from limited partnerships	(209)
Investment in limited partnerships	724
Consolidation of previously unconsolidated limited partnership	(6,684)

Balance, June 30, 2006	$8,636

The Company has paid a premium for its allocable share of the underlying limited partnerships which resulted in an excess of the carrying amounts of the Company’s investment over the underlying net assets of these limited partnerships of approximately $4,900,000 and $5,100,000 as of June 30, 2006 and December 31, 2005, substantially all of which relates to the difference between the fair values at the date of acquisition of the Company’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Company’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $52,000 and $64,000 for the six months ended June 30, 2006 and 2005 and $29,000 and $32,000 for the three months ended June 30, 2006 and 2005, respectively.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5	EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

The limited partnerships’ condensed combined statements of operations for the three and six months ended June 30, 2006 and 2005 and condensed combined balance sheets as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

Condensed Combined Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Rental revenue and interest income	$5,533	$6,995	$10,743	$13,640
Interest expense	(1,930)	(2,530)	(3,894)	(5,106)
Administrative expenses	(362)	(371)	(374)	(380)
Depreciation expense	(725)	(872)	(1,448)	(1,744)
Amortization expense	(66)	(131)	(132)	(263)

Net income	$2,450	$3,091	$4,895	$6,147

On the Company’s Consolidated Statements of Operations and Comprehensive Income:
Equity in income from investments in limited partnerships and joint venture	$496	$766	$960	$1,521

Condensed Combined Balance Sheets:

	June 30, 2006	December 31, 2005

Cash	$1,290	$1,744
Real estate, net	64,749	81,043
Other assets	2,386	2,928

Total assets	$68,425	$85,715

Accounts payable and other liabilities	$1,097	$1,436
Mortgages payable	76,055	96,238
Partners’ deficit	(8,727)	(11,959)

Total liabilities and partners’ deficit	$68,425	$85,715

On the Company’s Consolidated Balance Sheet:
Equity investments in limited partnerships	$8,636	$13,846

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6	VARIABLE INTEREST ENTITIES

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

During the quarter ended March 31, 2006, the Company identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Operating Partnership has loaned approximately $5,900,000 to Camfex as of June 30, 2006. The Company did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will require additional subordinate investment by the Company, the Company has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Company further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Company’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $31,000,000 at June 30, 2006. Camfex has additional mortgage debt of approximately $28,500,000 as of June 30, 2006. The lenders of the additional mortgage debt hold no recourse to other Company assets. The Company has determined that its other loans and investments are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or equity investment, as appropriate.

Note 7	MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE

Mortgage Notes Payable

The Company, excluding discontinued operations, had outstanding mortgage notes payable with an aggregate principal balance of $232,868,000 and $166,195,000 at June 30, 2006 and December 31, 2005, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Company’s real estate; some of the mortgage notes are cross-collateralized.

The mortgage notes mature at various dates from 2006 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 6.06% at June 30, 2006. Interest rates on the mortgages ranged from 5.0% to 9.9% with a weighted average interest rate of 6.1% at December 31, 2005.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7	MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE (Continued)

Note Payable

In August 2005, the Operating Partnership refinanced its then existing loan with Bank of America with a loan from KeyBank National Association and Bank of America, N.A. The loan had an outstanding principal balance from continuing operations of $557,065,000 and $593,463,000 at June 30, 2006 and December 31, 2005, respectively, and bears interest at the election of the Company at a rate equal to either (i) the LIBOR Rate plus 175 basis points or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan is scheduled to mature on August 11, 2008, subject to two, one-year extensions and will require monthly payments of interest only. In addition, the loan requires quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods. The Company is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on the Company’s assets and the assets of the Company’s subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the Company or the Company’s subsidiaries. The Company can prepay the loan in whole or in part at any time together with a premium of 1% if such prepayment occurs on or before August 11, 2006 and thereafter with no premium. The loan contains customary financial and other covenants.

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

Revolving Credit Line

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

The revolving credit line requires monthly payments of interest only. The Company may prepay and reborrow amounts prepaid under the credit line. There were no amounts outstanding under the revolving credit line on June 30, 2006.

The revolving credit line is fully recourse to the Operating Partnership, and the Company has guaranteed the Operating Partnership’s obligations under the revolving credit line.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7	MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE (Continued)

Contract Right Mortgage Note Payable

The Company has one contract right mortgage note payable with a principal balance of $11,667,000 and $11,128,000 at June 30, 2006 and December 31, 2005, respectively. The contract right mortgage note has a fixed interest rate of 9.68% and matures in January 2009.

Note 8	RELATED PARTY TRANSACTIONS

Winthrop Realty Partners L.P. (“WRP”) performed asset management, investor relations and administrative services for the Operating Partnership and its subsidiaries and received a fee of $482,000 and $964,000 for the three and six months ended June 30, 2005, respectively. Effective November 7, 2005, NKT Advisors LLC performs the asset management, investor relations and administrative services for the Company previously provided by WRP.

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

NKT Advisors received a base management fee of $1,200,000 and $2,400,000 for the three and six months ended June 30, 2006, respectively. No incentive management fee was earned during the period.

The first $4,200,000 (subject to an annual consumer price index increase) in base management fees per annum will be paid by NKT Advisors to WRP for services to the Company that NKT Advisors subcontracts to WRP.

The Company provides certain asset management, investor and administrative services to certain unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. The Company earned $124,000 and $159,000 of management fees for these services for the six months ended June 30, 2006 and 2005, respectively and $60,000 and $78,000 for the three months ended June 30, 2006 and 2005, respectively. The Company had receivables for management fees of $870,000 and $894,000 due from these partnerships at June 30, 2006 and December 31, 2005, respectively.

The Company has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, three first mortgage loans encumbering three Company properties and one other property controlled by an affiliate. The Company’s ownership interest, net of discount, amounted to $10,716,000 and $10,493,000 at June 30, 2006 and December 31, 2005, respectively, and the Company earned interest income of $600,000 and $601,000 for the six months ended June 30, 2006 and 2005, respectively, and $300,000 and $301,000 for the three months ended June 30, 2006 and 2005, respectively, related to this ownership interest.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8	RELATED PARTY TRANSACTIONS (Continued)

An affiliate owns a portion of the second mortgage indebtedness of a property in which the Company has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $16,266,000 and $15,914,000 at June 30, 2006 and December 31, 2005, respectively. Included in interest expense is interest related to this second mortgage payable of $193,000 and $185,000 for the three months ended June 30, 2006 and June 30, 2005, respectively and $386,000 and $369,000 for the six months ended June 30, 2006 and 2005, respectively.

T-Two Partners LP is the beneficial owner of certain contract right mortgage loans. On November 7, 2005, the Operating Partnership acquired ownership of T-Two Partners LP. Interest expense for the three and six months ended June 30, 2005 includes interest expense of $4,388,000 and $8,777,000, respectively, relating to these contract right mortgage loans.

In August 2005, WRP loaned $200,000 to a partnership in which the Operating Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan was repaid in the first quarter of 2006. Interest paid on this loan during the first quarter of 2006 was approximately $9,000.

Note 9	COMMITMENTS AND CONTINGENCIES

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

The Company has entered into an agreement with U.S. Realty Advisors, LLC (“USRA”), whereby the Company agreed to pay to USRA the following amounts with respect to any properties acquired by the Company or a subsidiary in which USRA served as the identifying party:

1.	1.5% of the gross purchase price

2.	25% of net proceeds and net cash flow (as defined) after the Company receives a return of all its invested capital plus a 12% IRR.

The property owned by the Company located in Bridgewater, New Jersey is subject to the USRA agreement. Approximately $275,000 was paid to USRA during the six months ended June 30, 2006 as 1.5% due to the purchase of the Bridgewater, New Jersey property. No other amounts have been paid or accrued as of June 30, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The Company has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations. At June 30, 2006, the Company determined that 54 properties should be classified as discontinued operations.

o	The office property located in Toledo, Ohio is in discontinued operations as the Company has an agreement to sell the property in September 2006. See Note 3 – Real Estate, Acquisitions, Dispositions, Financings and Significant Leasing Activities – Dispositions.

o	Fifty retail properties that are leased to Albertson’s Inc. are in discontinued operations as the Company has an agreement to sell the properties. The transaction was consummated on July 13, 2006 – See Note 11 – Subsequent Events.

o	Three properties are in discontinued operations, two of which are located in Louisville, Kentucky and one located in Columbus, Ohio. These properties are in discontinued operations as The Kroger Company, the tenant at such properties, has notified the Company that it is exercising its option to purchase the properties under its lease. The properties will be purchased at the end of the primary term in December 2006 for a negotiated fair market value or appraised value.

Discontinued operations for the three and six months ended June 30, 2006 and 2005 are summarized as follows (in thousands):

	The Company Three Months Ended June 30, 2006	The Predecessor Three Months Ended June 30, 2005	The Company Six Months Ended June 30, 2006	The Predecessor Six Months Ended June 30, 2005

Revenue	$6,112	$10,743	$12,451	$22,402
Expenses	(1,644)	(4,877)	(3,997)	(9,765)
Impairment loss	–	(12,211)	–	(12,211)
Gain from disposal of real estate	–	1	–	601
Minority interest	(3,159)	7	(6,004)	8

Income (loss) from
discontinued
operations	$1,309	$(6,337)	$2,450	$1,035

Expenses include interest expense to related parties of $0 and $1,176,000 for the three months ended June 30, 2006 and 2005, respectively and $0 and $2,358,000 for the six months ended June 30, 2006 and 2005, respectively.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10	DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

Other assets of discontinued operations at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005

Receivables	$10,105	$213
Other assets	674	332

	$10,779	$545

Liabilities of discontinued operations at June 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005

Mortgage notes and accrued interest payable	$58,054	$40,491
Other liabilities	370	–

	$58,424	$40,491

Note 11	SUBSEQUENT EVENTS

On July 13, 2006, the Company sold 50 retail properties to an unaffiliated third party for a gross purchase price of $160,000,000. The sold properties were originally leased to Albertson’s, Inc., contain an aggregate of approximately 2,300,000 square feet and had current lease terms expiring over the next 4.5 years. After closing costs, the Company received net proceeds of approximately $159,000,000, $22,000,000 of which were used to pay down the note payable. The balance of the net proceeds were deposited with a Qualified Intermediary for use in 1031 tax free exchanges including approximately $49,000,000 which were used for reverse 1031 exchanges in connection with the previously acquired property located in Rochester, New York leased to The Frontier Corporation and the Glenwillow, Ohio property leased to Royal Appliance. The Company is in the process of identifying properties to complete the 1031 tax free exchange. It is anticipated that the Company will recognize a gain for financial reporting purposes during the third quarter of 2006 as a result of this transaction of approximately $62,000,000. The results of operations of the properties sold have been included in discontinued operations for all periods presented in accordance with SFAS 144 as real estate held for sale.

On July 20, 2006, the Company obtained first mortgage loans from an unaffiliated third party with respect to its Rochester, New York; Statesville, North Carolina; and Rockford, Illinois properties. The loans, which had an initial aggregate principal amount of $39,800,000, are cross-collateralized and cross-defaulted. The loans bear interest at 6.21%, require monthly payments of interest only for 24 months and then require monthly payments of principal and interest in the aggregate of approximately $244,000. The loans are scheduled to mature on August 1, 2016 at which time the outstanding principal balance is expected to be $35,438,000. The Company received net proceeds from these loans, after satisfying closing costs, of approximately $39,260,000.

On July 23, 2006, the Company entered into a definitive Agreement and Plan of Merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust, pursuant to which the Company will merge with and into LXP. If the merger (the “Merger”) is consummated, each holder of common stock will be entitled to receive 0.80 common shares of LXP in exchange for each share of common stock. Upon effectiveness of the Merger, the name of the surviving entity will be changed to Lexington Realty Trust (the “Surviving Entity”).

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q JUNE 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11	SUBSEQUENT EVENTS (Continued)

The Merger Agreement has been approved by the Board of Directors and a Special Committee of the Board of Directors of the Company and by the Board of Trustees and a Special Committee of the Board of Trustees of LXP. The Merger is subject to the approval of the shareholders of the Company and LXP, as well as the effectiveness of a Registration Statement on Form S-4 to be filed by LXP. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The parties have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the usual, regular and ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger and not to engage in various kinds of transactions during such period. In addition, prior to the closing of the Merger it is anticipated that LXP will make a special one-time cash distribution of $.17 per share to its shareholders and unitholders.

The Merger Agreement contains certain termination rights for both the Company and LXP and provides that in certain specified circumstances, a terminating party must pay the other party’s expenses up to $5,000,000 in connection with the proposed transaction. In addition, the Merger Agreement provides that in certain specified circumstances (generally in the event a terminating party enters into an alternative transaction within six months of termination), a terminating party must also pay the other party a break-up fee of up to $25,000,000 (less expenses, if any, previously paid by the terminating party to the non-terminating party).

Following the closing of the transactions contemplated by the Merger Agreement, Michael L. Ashner, Chairman of the Board of Directors and Chief Executive Officer of the Company, will enter into a new three-year employment agreement with LXP and Lara S. Johnson, Executive Vice President of the Company, will serve as Executive Vice President of Strategic Transactions. The Surviving Entity’s Board of Trustees will consist of eleven members, three of whom will be appointed by the Company and eight of whom will be appointed by LXP.

In connection with the Merger, the Company will terminate its advisory agreement with Newkirk Advisors LLC for an aggregate payment by the Company of $12,500,000. In addition, the Surviving Entity will obtain the benefit of the Company’s exclusivity arrangement with Mr. Ashner with respect to all business opportunities related to net-leased properties that are offered to or generated by Mr. Ashner.

Simultaneously with the execution of the Merger Agreement, beneficial owners of approximately 46% of the Company’s voting securities, entered into voting agreements pursuant to which they agreed, among other things, to vote to approve the Merger.

On July 25, 2006, the Company entered into a modification of the lease with respect to a 390,000 square foot office building leased to Cummins Inc., located in Columbus, Indiana. The modification extends the lease term for an additional ten years beyond the current three years remaining. Annual rental income from the property will be increased by 9.5% effective August 2006, with further increases of 5% in base rental income every three years. In connection with this, the Company agreed to provide the tenant with an $11,500,000 tenant improvement allowance payable on August 1, 2006. The tenant improvement allowance will be treated as a lease incentive and as such will be amortized into rental income over the life of the lease.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s unaudited consolidated financial statements for the six months ended June 30, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

At July 15, 2006, our primary assets were our interests in 166 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also hold: (i) a 50% interest in a joint venture formed to acquire and originate loans secured, directly and indirectly, by real estate assets; (ii) subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties as well as other properties; (iii) limited partnership interests in various partnerships that own commercial net-leased properties; (iv) an interest in a management company that provides services to other real estate partnerships; (v) ground leases, remainder interests or the right to acquire remainder interests in various properties; and (vi) miscellaneous other assets.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (Continued)

Since the IPO, our primary long-term business objectives have been to increase funds from operations, cash flow available for distribution to our stockholders and net asset value per share. Because our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next four years, as the primary terms of these existing leases expire, the funds from operations and cash flow attributable to the existing properties will decline. As a result, we have been actively managing our lease rollover and seeking portfolio growth through acquisitions. To that end, as more fully described below, since the IPO we have renewed and/or leased an aggregate 2,480,000 square feet of space. In addition, we have sold or agreed to sell approximately 3,436,000 square feet of space. As a result, we have successfully addressed during the nine months since the IPO, through leasing and sales activity, 5,916,000 square feet or 42% of the 14,000,000 square feet of space that was scheduled to expire by the end of 2009. In the same period, we have acquired 879,000 square feet of industrial space for approximately $31,000,000, office properties containing 994,000 square feet for approximately $108,000,000 and have acquired or committed to acquire in our joint venture $150,600,000 of debt assets. Together these investments represent portfolio acquisitions of over $289,000,000 since our initial public offering. Further, on July 23, 2006, we entered into a definitive Agreement and Plan of Merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust, pursuant to which we will merge with and into LXP, thereby creating one of the largest publicly traded single tenant focused REITs in the United States with an enterprise value of approximately $4,600,000,000. If the merger (the “Merger”) is consummated, each holder of common stock will be entitled to receive 0.80 common shares of LXP in exchange for each share of common stock.

Prior to the consummation of the Merger, we will continue to:

o	acquire individual net leased properties and portfolios of net leased properties;

o	complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

o	acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

o	acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

o	acquire senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;

o	participate in development projects relating to net lease properties;

o	explore investment opportunities in non-domestic markets;

o	where opportunity arises, enter into strategic alliances with entities that historically have been leading sellers of net-lease assets; and

o	refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Transactions

Property Acquisitions and Other Investments

o	On January 18, 2006, we acquired an approximately 116,000 square foot office building in Bridgewater, New Jersey for a purchase price of approximately $21,150,000. The property is net leased to Biovail Pharmaceuticals, Inc., a company primarily engaged in the manufacture and sale of generic pharmaceutical products. The lease agreement has a current term scheduled to expire October 31, 2014 with two, five-year renewal terms. Net rent during the current term is $1,397,000 per year through October 31, 2009 and then $1,686,000 thereafter.

o	On January 26, 2006, we acquired an approximately 99,000 square foot 100% leased office building in Lisle, Illinois for a purchase price of approximately $15,250,000. Net rent for the property, commencing January 1, 2007 is projected to be approximately $1,225,000 per year. The property is 86% leased to National Louis University with the balance being leased to two tenants. The National Louis University lease has a primary term expiring December 31, 2019 with annual lease rent commencing at $943,000 through December 31, 2006 (with a 50% rent concession through August 31, 2006), increasing by $43,000 on each January 1 thereafter.

o	On March 7, 2006, we acquired two warehouse/distribution centers comprising 240,000 square feet for a purchase price of approximately $10,550,000. The properties are currently leased on a long-term basis to subsidiaries of Jacobson Companies, a leading third party warehousing company. One lease has a primary term expiring December 31, 2015 with annual base rent during the primary term of $450,000. The other lease has a primary term expiring December 31, 2014 with an annual base rent of approximately $331,000 through December 31, 2008 increasing to approximately $404,000 through December 31, 2014.

o	On March 29, 2006, we acquired a 639,000 square foot property located in Statesville, North Carolina for a purchase price of approximately $20,500,000. The property, which serves as a distribution facility, is currently leased to La-Z-Boy Greensboro Inc. and guaranteed by La-Z-Boy Incorporated. The lease has a primary term expiring April 30, 2010 with annual base rent during the primary term of approximately $1,649,000.

o	On April 26, 2006, we acquired a 226,000 square foot office building located in Rochester, New York for a purchase price of $26,400,000. The property is currently leased through 2014 to The Frontier Corporation, a communications company. The annual net rent payable at the property is $2,567,000 through December 31, 2007, increasing to $2,624,000 per annum through 2014. Upon expiration of the current lease term, the tenant has two, five-year renewal options each at an annual rental rate equal to the greater of market value or the current rent amount.

o	On May 5, 2006, we acquired an approximately 96,000 square foot office building in Rockaway, New Jersey for a purchase price of approximately $22,000,000. We partially satisfied the purchase price by assuming the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,000.

o	On May 26, 2006, the Operating Partnership concluded tender offers, pursuant to which they acquired additional limited partnership units in five partially-owned partnerships, two of which were consolidated. The purchase price of these interests aggregated $1,681,000, $986,000 of which was paid in cash, and the remainder of which was paid through the issuance of 40,239.58 MLP units. The Operating Partnership’s ownership in these partnerships ranges between 24.50% and 85.38%. As a result of the tender offer, an additional partnership’s results of operations are now consolidated.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Transactions

Property Acquisitions and Other Investments (Continued)

o	On June 30, 2006, we acquired a 458,000 square foot office building and distribution center in Glenwillow, Ohio for a purchase price of $23,300,000. The property is currently leased to Royal Appliance, a home cleaning products company. The lease agreement has a current term scheduled to expire July 31, 2015 with two, five-year renewal terms. Net rent during the current term is $1,738,000 through July 31, 2007, $1,944,000 through July 31, 2012, and $2,040,000 through the end of the current term. Renewal term option rents are 95% of fair market value. Pursuant to the terms of the lease agreement, if requested by the tenant, we have the obligation to build up to a 160,000 square foot expansion property. The costs that would be incurred in connection with such expansion would be recouped through rent increases.

o	At June 30, 2006, we owned securities in publicly traded net lease REITs and partnerships for an aggregate cost of approximately $9,977,000.

o	We have entered into a contract to acquire a parcel of land in Baltimore, Maryland, which is adjacent to its existing property leased to Legg Mason, for $1,800,000 on which it expects to construct a parking garage. Our inspection period currently expires on August 17, 2006.

Debt Placements and Acquisitions

o	On February 13, 2006, we acquired a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%.

o	On March 13, 2006, we acquired a $3,309,000 participation interest in a $18,750,000 mezzanine loan and a $11,691,000 participation interest in a $66,500,000 mezzanine loan. The loans underlying both participation interests are secured by the ownership interests in entities owning fee title to retail stores net leased to Toys “R” Us, bear interest at a rate of LIBOR plus 175 basis points and mature on August 9, 2007, subject to three one year extensions.

o	On March 20, 2006, we acquired a $30,750,000 B Note secured by a 757,000 square foot office building in Dallas, Texas presently net leased to JP Morgan Chase and has an initial interest rate of 8.67% for a purchase price of $27,732,000.

o	On March 30, 2006, we entered into a $300,000,000 repurchase agreement with Column Financial Inc. and effectively leveraged $32,025,000 of our Toys “R” Us loans and JP Morgan B Note at that time. At June 30, 2006, $36,979,000 was outstanding under the repurchase agreement.

o	On March 31, 2006, we entered into a joint venture with a subsidiary of Winthrop Realty Trust to originate and acquire loans secured directly or indirectly by real estate. The foregoing debt assets and repurchase agreement were contributed to the joint venture. In addition, the joint venture made the following investments during the quarter ended June 30, 2006:

o	a $1,500,000 mezzanine loan secured by the ownership interests in entities owning fee title to a 130,000 square foot industrial facility that is triple net leased to Rockwell Automation. The loan bears an interest rate of 12% and matures in 10 years.

o	a $10,000,000 participation in a mezzanine loan secured by the ownership interests in entities owning fee title to One Madison Avenue, a 1,100,000 square foot office building located in New York City and 95% leased to Credit Suisse. The loan was purchased for $8,469,030 and has an expected unleveraged yield to maturity of 7.58%.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Transactions

Debt Placements and Acquisitions (Continued)

o	a $20,000,000 mezzanine loan secured by the ownership interests in entities owning fee title to One Pepsi Way, a 540,000 square foot Class A office building situated on 206 acres in Westchester County, New York. The two-year loan bears an interest rate of LIBOR plus 4.25% and is subject to three, one-year extensions.

o	a junior participation in a $13,000,000 B Note secured by a 638,000 square foot Class A office building in downtown Atlanta for a purchase price of $10,473,000. The B Note has an interest rate of 6.09%, resulting in a yield of 12.43%.

o	a $4,500,000 participation in a B note secured by an office portfolio known as Boston Wharf Properties containing a total of 439,000 square feet located in Boston, Massachusetts. The two-year loan bears an interest rate of LIBOR plus 2.25% and is subject to three, one-year extensions.

o	a $3,000,000 BB rated bond, BALL 2003-BBA2 Class L for a price of $2,984,063.

o	a $13,000,000 BB rated bond, BSCMS 2004-BA5A Class K for a price of $12,870,000.

o	three BBB-rated CMBS bonds: (i) BALL 2004-BBA4 $7,000,000 Class K for a price of $7,061,250; (ii) , COMM 20005 FL11 $15,700,000 Class L for a price of $15,431,612; and (iii) and BSCMS 2006-BBA7 $4,785,000 Class K for a price of $$4,783,610.

Financings

o	On February 10, 2006, we obtained a first mortgage loan from an unaffiliated third party, in the principal amount of $14,800,000 secured by our property located in Bridgewater, New Jersey. See “Property Acquisitions and Other Investments” above. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of approximately $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

o	On March 6, 2006, NK-Marc CAA LLC, a joint venture which is consolidated with us, obtained a $3,500,000 loan from an unaffiliated third party. The loan bears interest at 6.5%, requires monthly payments of principal and interest of approximately $24,000 for 60 months and is scheduled to mature on March 1, 2011. The loan is secured by a first mortgage loan receivable owned by NK-Marc CAA LLC.

o	On April 7, 2006, the Operating Partnership entered into an unsecured revolving credit agreement with KeyBank National Association providing for borrowings of up to $50,000,000, subject to increase up to $100,000,000. The revolving credit facility matures April 7, 2009 with the option to extend the term for an additional year. Amounts borrowed under the revolving credit line bear interest at rates based on our leverage ratio ranging from LIBOR plus 1.35% to LIBOR plus 2.00%.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Transactions

Financings (Continued)

o	On May 5, 2006, we obtained a $10,450,000 loan from an unaffiliated third party lender, which is secured by our property located at 850-950 Warrenville Road, Lisle, Illinois. The loan bears interest at 6.5%, requires monthly payments of interest only during the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on June 1, 2016, at which time the outstanding principal balance is expected to be approximately $9,463,000.

o	On July 20, 2006, we obtained first mortgage loans from an unaffiliated third party with respect to its Rochester, New York; Statesville, North Carolina; and Rockford, Illinois properties. The loans, which had an initial aggregate principal amount of $39,800,000, are cross-collateralized and cross-defaulted. The loans bear interest at 6.21%, require monthly payments of interest only for 24 months and then require monthly payments of principal and interest in the aggregate of approximately $244,000. The loans are scheduled to mature on August 1, 2016 at which time the outstanding principal balance is expected to be $35,438,000. We received net proceeds from these loans, after satisfying closing costs, of approximately $39,260,000.

Property Sales

o	On March 14, 2006, we entered into an agreement to sell our Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property at September 29, 2006, the closing date. The purchaser, RVI Group, is the residual value insurer with respect to the property. Owens-Illinois had advised us that it would be vacating the property at the expiration of its lease term, September 30, 2006.

o	On July 13, 2006, we sold 50 of our retail properties to an unaffiliated third party for a gross purchase price of $160,000,000. The sold properties were originally leased to Albertson’s, Inc., contain an aggregate of 2,300,000 square feet and had current lease terms expiring over the next 4.5 years. After closing costs, we received net proceeds of approximately $159,000,000, $22,000,000 of which were used to pay down our note payable. The balance of the net proceeds were deposited with a Qualified Intermediary for use in 1031 tax free exchanges including $49,000,000 which were used for reverse 1031 exchanges in connection with the previously acquired property located in Rochester, New York leased to The Frontier Corporation and the Glenwillow, Ohio property leased to Royal Appliance. We are currently in the process of identifying properties to complete the 1031 tax free exchange.

o	In June 2006, we received notice from The Kroger Company exercising their option to purchase under their leases at three properties. Two properties are located in Louisville, Kentucky and one property is located in Columbus, Ohio. The properties will be purchased at the end of the primary term in December 2006 for a negotiated fair market value or appraised value.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Transactions

Leasing

o	As of July 15, 2006, our properties were 97% leased.

o	During the first quarter we executed a ten-year lease extension with Raytheon Company commencing on January 1, 2009 for approximately 345,000 square feet of office space and 63% of the parking structure relating thereto located in El Segundo, California. In connection with the lease extension, the tenant is obligated to pay annual rent of $4,921,000 from January 2009 through December 2013, increasing to $5,267,000 for the period from January 2014 to December 2018. The property owner, which is 53% owned by the Operating Partnership, is required to provide the tenant with $21,500,000 in tenant improvement allowances and rent concessions over the next 40 months. Raytheon Company retained its renewal option for the remaining 37% of the space pursuant to its original lease.

o	During the first quarter, excluding the transaction with Raytheon Company described above, four tenants representing leases at four properties containing approximately 933,000 square feet exercised their renewal option.

o	During that same period, excluding the property located in Toledo, Ohio discussed under Property Sales above, one tenant representing a lease at one property containing approximately 42,000 square feet notified us that they would not exercise their renewal options. We are currently marketing this property for lease.

o	During the first quarter, two properties containing approximately 89,000 square feet have been fully leased, and one property has been partially leased to an 8,000 square foot tenant.

o	In the second quarter, one property containing approximately 28,000 square feet was fully leased, and one property was partially leased to an approximately 4,000 square foot tenant.

o	On July 25, 2006, we entered into a modification of the lease with respect to a 390,000 square foot office building leased to Cummins Inc., located in Columbus, Indiana. The modification extends the lease term for an additional ten years beyond the current three years remaining. Annual rental income from the property will be increased by 9.5% effective August 2006, with further increases of 5% every three years. In connection with this, we agreed to provide the tenant with an $11,500,000 tenant improvement allowance payable on August 1, 2006.

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

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recently Issued Accounting Standards (Continued)

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre- Consolidation	Consolidated

Assets:

Cash	$-	$177
Land	–	1,028
Building, net	–	18,663
Equity investment in limited partnership	6,538	–
Deferred costs, net	–	334

	$6,538	$20,202

Liabilities:

Mortgage loan	$-	$13,664

	$-	$13,664

There have been no other new accounting standards or interpretations that have been issued that we have not yet adopted and that we believe will have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

For purposes of the following comparison of operating results for the six months ended June 30, 2006 and 2005, the results of operations for the six months ended June 30, 2005 reflect the results of operations of 100% of the Operating Partnership. Net income for the six months ended June 30, 2006 reflects only Newkirk Realty Trust, Inc.’s 30.1% interest.

Rental Income

Rental income increased by $5,966,000 or 5.8% to $108,926,000 for the six months ended June 30, 2006 from $102,960,000 for the six months ended June 30, 2005. The increase was primarily due to rental income of approximately $4,023,000 from new acquisitions, approximately $5,080,000 of rental income from previously unconsolidated entities, and a lease termination fee of $399,000 recognized in the current period. The foregoing increases were partially offset by: (i) a decrease in the amount received for rent relating to a settlement with Kmart of approximately $697,000; (ii) $823,000 relating to new vacancies; (iii) a decrease of approximately $886,000 due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates; and (iv) a $605,000 charge against rental income related to the net amortization on above and below market leases and a $491,000 charge relating to tenant improvement allowances. Leased square footage at June 30, 2005 was 98.3%. Leased square footage increased from approximately 96.5% at December 31, 2005 to approximately 97.1% at June 30, 2006.

Interest and Other Income

Interest income increased by $5,520,000 or approximately 355.9% to $7,071,000 for the six months ended June 30, 2006 from $1,551,000 for the six months ended June 30, 2005. The increase was primarily the result of higher cash balances due to the IPO. In addition, we recognized an increase of approximately $2,390,000 of interest from loans receivable.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Fee Income

Management fee income decreased by $35,000 or approximately 22% to $124,000 for the six months ended June 30, 2006 from $159,000 for the six months ended June 30, 2005. The decrease is attributable to fewer properties under management resulting from the sale of properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $8,748,000 or approximately 25.2% to $26,019,000 for the six months ended June 30, 2006 compared to $34,767,000 for the six months ended June 30, 2005. The decrease was primarily due to loan paydowns during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing with KeyBank National Association.

Depreciation

Depreciation expense increased by $7,723,000 or approximately 52% to $22,572,000 for the six months ended June 30, 2006 compared to $14,849,000 for the six months ended June 30, 2005. The increase is primarily attributable to an increase of $5,659,000 resulting from the shortening of the useful life of four of our properties. In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price) and we granted the tenant an option to purchase the properties in 2007. In light of these circumstances, we reduced our carrying value through an impairment charge and also shortened the properties’ useful lives. The increase was also due to the inclusion of depreciation from previously unconsolidated entities of $913,000 and depreciation on new acquisitions of $746,000.

Compensation Expense for Exclusivity Rights

The compensation expense for exclusivity rights of $1,667,000 for the six months ended June 30, 2006, represents the portion of shares issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, our Chief Executive Officer, that are no longer subject to forfeiture restrictions.

General and Administrative Expense

General and administrative expense increased by $3,188,000 to $5,018,000 for the six months ended June 30, 2006 from $1,830,000 for the six months ended June 30, 2005. This increase was primarily due to an increase in management fee expense of $1,436,000 and expenses incurred in 2006 associated with being a publicly traded company.

Operating Expenses

Operating expenses increased to $2,984,000 for the six months ended June 30, 2006 from $223,000 for the six months ended June 30, 2005. This increase was primarily the result of the consolidation of non-net leased property and acquisition of new leased properties under which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

Impairment Loss

We recorded an impairment loss of $16,954,000 during the six months ended June 30, 2005, $2,200,000 of which related to a property located in Evanston, Wyoming. The remaining $14,754,000 was a result of a restructuring of a tenant’s lease at four properties in Morris Township, New Jersey.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005 (Continued)

Amortization Expense

Amortization expense increased by $1,491,000 or 113.6% to $2,804,000 for the six months ended June 30, 2006 compared to $1,313,000 for the six months ended June 30, 2005. The consolidation of previously unconsolidated entities increased amortization expense by approximately $500,000. The increase was also due to amortization of approximately $900,000 of lease intangibles during the six months ended June 30, 2006.

Ground Rent

Ground rent expense increased by $123,000 or approximately 11.8% to $1,166,000 for the six months ended June 30, 2006 compared to $1,043,000 for the six months ended June 30, 2005. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense increased by $104,000 or approximately 10% to $1,181,000 for the six months ended June 30, 2006 compared to $1,077,000 for the six months ended June 30, 2005. The increase is primarily due to a new entity level tax in the state of Kentucky. Also, additional state tax obligations have been incurred due to our UPREIT structure.

Minority Interest Expense of Partially-Owned Entities

Minority Interest Expense of Partially-Owned Entities for the six months ended June 30, 2006 of $10,692,000 represents the minority interest expense of the Operating Partnership. The minority interest expense related to these interests is classified as minority interest expense in the Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2005.

Equity in Income from Investments in Limited Partnerships and Joint Ventures

Equity in income from investments in limited partnerships and joint ventures increased by $188,000 or approximately 12.4% to $1,709,000 for the six months ended June 30, 2006 compared to $1,521,000 for the six months ended June 30, 2005. The increase was due to $749,000 from our new investment in 111 Debt Holdings LLC and our higher ownership percentage in limited partnerships due to the Operating Partnership’s tender offer in the second quarter of 2006. The increase was offset as a result of the consolidation of Sunset Park West L.P. and Browen Associates.

Minority Interest Expense

Minority interest expense increased by $22,327,000 to $31,639,000 for the six months ended June 30, 2006 compared to $9,312,000 for the six months ended June 30, 2005. The minority interest expense for the six months ended June 30, 2006 represents the 69.9% minority interest partner’s share of the Operating Partnership. The minority interest expense for the six months ended June 30, 2005 of $9,312,000 represents the Operating Partnership’s minority interest expense relating to partnerships which are not wholly-owned by the Operating Partnership. The Operating Partnership’s minority interest expense for the six months ended June 30, 2006 is classified as Minority Interest Expense of Partially-Owned Entities in the June 30, 2006 statement of operations.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005 (Continued)

Discontinued Operations

Income from discontinued operations amounted to $2,450,000 and $1,035,000 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, there were 54 properties in discontinued operations.

Our office property in Toledo, Ohio continues to be in discontinued operations as it is to be sold in September 2006. Loss from discontinued operations relating to this property amounted to $914,000 and $8,533,000 for the six months ended June 30, 2006 and 2005, respectively. Included in the six months ended June 30, 2005 is an impairment loss of $11,328,000.

On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties leased to Albertson's Inc. for a gross purchase price of $160,000,000. These properties were sold on July 13, 2006. Income from discontinued operations relating to this transaction amounted to $8,670,000 and $6,810,000 for the six months ended June 30, 2006 and 2005, respectively.

In June 2006, three retail properties in Columbus, Ohio and Louisville, Kentucky were identified as held for sale as we were notified by The Kroger Company that they were exercising their purchase option under their leases. The transaction will take place in December 2006. Income relating to these properties amounted to $583,000 and $534,000 for the six months ended June 30, 2006 and 2005, respectively, and is included in discontinued operations.

During the six months ended June 30, 2005, we sold four properties for a combined net sales price of approximately $3,100,000. We recognized a net gain on disposal of these properties of $601,000. The loss from discontinued operations includes an $883,000 impairment loss on two properties located in Texas which were sold during the six months ended June 30, 2005. The six months ended June 30, 2005 income from discontinued operations also includes the operations of three properties sold subsequent to June 30, 2005.

Minority interest (expense) income from discontinued operations was ($6,004,000) and $8,000 for the six months ended June 30, 2006 and 2005, respectively.

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

For purposes of the following comparison of operating results for the three months ended June 30, 2006 and 2005, the results of operations for the three months ended June 30, 2005 reflect the results of operations of 100% of the Operating Partnership. Net income for the three months ended June 30, 2006 reflects only Newkirk Realty Trust, Inc.’s 30.1% interest.

Rental Income

Rental income increased by $4,403,000 or 7.9% to $55,458,000 for the three months ended June 30, 2006 from $51,055,000 for the three months ended June 30, 2005. The increase was due primarily to rental income of approximately $3,112,000 from new acquisitions, approximately $2,646,000 of rental income from previously unconsolidated entities, and a lease termination fee of $399,000 recognized in the current period. The foregoing increases were partially offset by: (i) approximately $426,000 relating to new vacancies; (ii) a decrease of approximately $665,000 due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates; and (iii) a $303,000 charge against rental income related to the net amortization on above and below market leases and $421,000 relating to tenant improvement allowances. Leased square footage at June 30, 2005 was 98.3%. Leased square footage increased from approximately 96.5% at December 31, 2005 to approximately 97.1% at June 30, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005 (Continued)

Interest and Other Income

Interest income increased by $2,101,000 or approximately 273.9% to $2,868,000 for the three months ended June 30, 2006 from $767,000 for the three months ended June 30, 2005. The increase was primarily the result of higher cash balances due to the IPO. In addition, we recognized an increase of approximately $1,020,000 of interest from loans receivable.

Management Fee Income

Management fee income decreased by $18,000 or approximately 23.1% to $60,000 for the three months ended June 30, 2006 from $78,000 for the three months ended June 30, 2005. The decrease is attributable to fewer properties under management resulting from the sale of properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $4,241,000 or approximately 24.1% to $13,330,000 for the three months ended June 30, 2006 compared to $17,571,000 for the three months ended June 30, 2005. The decrease was primarily due to loan prepayments during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing with KeyBank National Association.

Depreciation

Depreciation expense increased by $4,041,000 or approximately 54.6% to $11,445,000 for the three months ended June 30, 2006 compared to $7,404,000 for the three months ended June 30, 2005. The increase is primarily attributable to an increase of $2,829,000 resulting from the shortening of the useful life of four of our properties. In June 2005, we entered into an agreement with Honeywell International, Inc., the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option (the ability to terminate its lease and make an offer to purchase the property for a fixed price) and we granted the tenant an option to purchase the properties in 2007. In light of these circumstances, we reduced our carrying value through an impairment charge and also shortened the properties’ useful lives. The increase was also due to the inclusion of depreciation from previously unconsolidated entities of $486,000 and depreciation on new acquisitions of $567,000.

Compensation Expense for Exclusivity Rights

The compensation expense for exclusivity rights of $833,000 for the three months ended June 30, 2006, represents the portion of shares issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, our Chief Executive Officer, that are no longer subject to forfeiture restrictions.

General and Administrative Expense

General and administrative expense increased by $1,503,000 or 152.4% to $2,489,000 for the three months ended June 30, 2006 from $986,000 for the three months ended June 30, 2005. This increase was primarily due to an increase in management fee expense of $718,000 and expenses incurred in 2006 associated with being a publicly traded company.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005 (Continued)

Operating Expenses

Operating expenses increased by $1,416,000 to $1,652,000 for the three months ended June 30, 2006 from $236,000 for the three months ended June 30, 2005. This increase was primarily the result of the consolidation of a non-net leased property and acquisition of new leased properties under which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

Impairment Loss

A $14,754,000 impairment loss was recorded during the three months ended June 30, 2005 as a result of a restructuring of a tenant’s lease of four properties in Morris Township, New Jersey.

Amortization Expense

Amortization expense increased by $890,000 or 135.9% to $1,545,000 for the three months ended June 30, 2006 compared to $655,000 for the three months ended June 30, 2005. The consolidation of previously unconsolidated entities increased amortization expense by approximately $240,000. The increase was also due to amortization of approximately $630,000 of lease intangibles during the three months ended June 30, 2006.

Ground Rent

Ground rent expense increased by $49,000 or approximately 9.3% to $577,000 for the three months ended June 30, 2006 compared to $528,000 for the three months ended June 30, 2005. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense decreased by $468,000 or approximately 58% to $339,000 for the three months ended June 30, 2006 compared to $807,000 for the three months ended June 30, 2005. The decrease was primarily due to a credit from the State of Tennessee.

Minority Interest Expense of Partially-Owned Entities

Minority Interest Expense of Partially-Owned Entities for the three months ended June 30, 2006 of $5,346,000 represents the minority interest expense of the Operating Partnership. The minority interest expense related to these interests is classified as minority interest expense in the Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2005.

Equity in Income from Investments in Limited Partnerships

Equity in income from investments in limited partnerships increased by $479,000 or approximately 62.5% to $1,245,000 for the three months ended June 30, 2006 compared to $766,000 for the three months ended June 30, 2005. The increase was due to $749,000 from our investment in 111 Debt Holdings LLC and our higher ownership percentage in limited partnerships due to the Operating Partnership’s tender offer in the second quarter of 2006. The increase was partially offset as a result of the consolidation of Sunset Park West L.P. and Browen Associates.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005 (Continued)

Minority Interest Expense

Minority interest expense increased by $11,347,000 to $16,007,000 for the three months ended June 30, 2006 compared to $4,660,000 for the three months ended June 30, 2005. The minority interest expense for the three months ended June 30, 2006 represents the 69.9% minority interest partner’s share of the Operating Partnership. The minority interest expense for the three months ended June 30, 2005 of $4,660,000 represents the Operating Partnership’s minority interest expense relating to partnerships which are not wholly-owned by the Operating Partnership. The Operating Partnership’s minority interest expense for the three months ended June 30, 2006 is classified as Minority Interest Expense of Partially-Owned Entities in the June 30, 2006 statement of operations.

Discontinued Operations

Income (loss) from discontinued operations amounted to $1,309,000 and ($6,337,000) for the three months ended June 30, 2006 and June 30, 2005, respectively. At June 30, 2006, there were 54 properties in discontinued operations.

Our office property in Toledo, Ohio continues to be in discontinued operations as it is to be sold in September 2006. Loss from discontinued operations relating to this property amounted to $436,000 and $9,992,000 for the three months ended June 30, 2006 and 2005, respectively. Included in the three months ended June 30, 2005 is an impairment loss of $11,328,000.

On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties leased to Albertson's Inc. for a gross purchase price of $160,000,000. Income from discontinued operations relating to this transaction amounted to $4,644,000 and $3,387,000 for the three months ended June 30, 2006 and 2005, respectively.

In June 2006, three retail properties in Columbus, Ohio and Louisville, Kentucky were identified as held for sale as we were notified by The Kroger Company that they were exercising their purchase option under their leases. The transaction will take place in December 2006. Income relating to these properties amounted to $258,000 and $269,000 for the three months ended June 30, 2006 and 2005, respectively, and is included in discontinued operations.

During the three months ended June 30, 2005, we sold three properties for a combined net sales price of approximately $900,000. We recognized a net gain on sale of these properties of approximately $1,000. The loss from discontinued operations includes an $883,000 impairment loss on two properties located in Texas which were sold during the three months ended June 30, 2005. The three months ended June 30, 2005 income from discontinued operations also includes the operations of three properties sold subsequent to June 30, 2005.

Minority interest (expense) income from discontinued operations was ($3,159,000) and $7,000 for the three months ended June 30, 2006 and 2005, respectively.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

General

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends on our common shares and other general business needs. Historically, our principal sources of funds have been operating cash flows, property sales and borrowings. Operating cash flows have been, and are expected to continue to be, derived primarily from rental income received by us from our properties. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes.

Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of June 30, 2006, nine properties were not subject to leases, representing approximately 3% of our total square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our revolving credit line and issuance of equity and debt, as well as other alternatives; will provide the necessary capital required for our investment activities.

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

Cash Flows

We had cash and cash equivalents of $48,605,000 at June 30, 2006.

Our level of liquidity based upon cash and cash equivalents decreased by approximately $126,211,000 during the six months ended June 30, 2006. The decrease resulted from $180,145,000 of cash used in our investing activities and $27,810,000 of cash used in our financing activities, which was partially offset by $81,744,000 of cash provided by our operating activities.

Cash provided by operating activities of $81,744,000 was comprised of: (i) net income of $14,626,000; (ii) adjustments for non-cash items of $67,681,000, and (iii) a net negative change in operating assets and liabilities of $563,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $27,264,000; (ii) minority interest of $37,643,000; (iii) compensation expense related to the exclusivity rights of $1,667,000; and (iv) the effect of straight-lining of rental income of $3,031,000, partially offset by: (i) interest earned on restricted cash of $335,000; (ii) gain from disposal of real estate securities available for sale of $88,000 and (iii) equity in net income of partially-owned entities of $1,500,000. See Results of Operations above for additional details on our operations.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash Flows (Continued)

Cash used in our investing activities consisted of: (i) $127,268,000 of new land and building acquisitions and improvements to our existing properties; (ii) purchases of various real estate securities of $5,980,000; (iii) costs to obtain new leases of $871,000; (iv) investment in joint venture of $22,116,000; (v) costs incurred to originate a loan of $21,000; (vi) deposits for future real estate acquisitions of $2,630,000; (vii) investments in limited partnerships of $1,061,000; and (viii) investments in debt securities of $53,616,000 which were subsequently contributed to a joint venture on March 31, 2006. Cash provided by investing activities consisted of: (i) a change in restricted cash of $10,124,000; (ii) $1,379,000 in proceeds from the disposal of real estate securities available for sale; (iii) deposits used in the acquisition of land and buildings of $4,699,000; (iv) $32,000 in collections of loans receivable; (v) $419,000 of cash related to previously unconsolidated entities; (vi) proceeds from real estate available for sale of $5,891,000; and (vii) a return of capital from an investment in joint venture of $10,874,000.

During the six months ended June 30, 2006 our financing activities used cash primarily for: (i) principal payment on mortgage notes of $25,355,000, (ii) principal payments on notes payable of $15,044,000, (iii) $12,981,000 of dividends made to our stockholders; (iv) distributions to minority interest of $33,517,000; and (v) financing costs of $1,693,000. Cash provided by financing activities consisted primarily of: (i) $28,755,000 of proceeds from mortgage notes and (ii) $32,025,000 of proceeds from a line of credit. The line of credit was contributed to a joint venture on March 31, 2006.

Dividends

In connection with our intention to qualify as a REIT for Federal income tax purposes, we expect to pay regular dividends to stockholders. These dividends are expected to be paid from operating cash flows and/or other sources.

During the six months ended June 30, 2006, we paid dividends of $12,981,000 ($0.67 per share).

In June 2006, we declared a dividend of $7,750,000 ($0.40 per share) which was paid on July 14, 2006 to the stockholders of record as of June 30, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement as as of June 30, 2006.

Capital Expenditures

Due to the net lease nature of our leases, we do not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. In this regard, we have entered into the following agreements:

o	During the first quarter of 2006, the Company entered into an agreement with Raytheon Company to provide the tenant with $21,500,000 in tenant improvement allowances over a 40-month period.

o	The Company entered into contracts relating to demolition, restroom renovation and replacement of ceiling systems for the property located in Bedford, Texas for an aggregate anticipated cost of $2,000,000 of which approximately $1,600,000 has been expended as of June 30, 2006.

o	On July 25, 2006, we entered into a modification of lease with respect to an office building leased to Cummins Inc. In connection with this, we agreed to provide the tenant with an $11,500,000 tenant improvement allowance payable on August 1, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Capital Expenditures

The amounts of future expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We incurred approximately $6,190,000 of these expenditures during the six months ended June 30, 2006. Future expenditures are expected to be funded from operating cash flows or borrowings.

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

The following presents a reconciliation of our income from operations to our adjusted funds from operations for the six months ended June 30, 2006 (in thousands):

Net income	$14,626

Real estate depreciation	7,287
Amortization of capitalized leasing costs	764
Real estate depreciation of unconsolidated interests	125

Funds from operations	22,802

Add: Compensation expense incurred for exclusivity rights	502

Adjusted funds from operations	$23,304

Adjusted funds from operations includes $20,480,000 of adjusted funds from continuing operations and $2,824,000 of adjusted funds used in discontinued operations for the six months ended June 30, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q – JUNE 30, 2006

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

At June 30, 2006, we had one loan which had a variable interest rate. The loan, which had an outstanding balance from continuing operations of $557,065,000 at June 30, 2006, was obtained in August 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at our option, either (i) LIBOR rate (as defined) plus 175 basis points or (ii) the bank’s prime rate plus 50 basis points. As a result of the acquisition of interest rate swap and cap agreements, (i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $295,000,000 of the loan (decreasing to $290,000,000 as of December 1, 2006) will be capped at 5.0% through November 2006 and 6.0% from December 2006 until August 2008.

We elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (5.33% at June 30, 2006) would have on interest expense based upon the balance of the variable rate loan at June 30, 2006.

Interest expense effect (in thousands) of LIBOR increase (decrease):

-3%	-2%	-1%	1%	2%	3%

$(8,879)	$(5,595)	$(2,311)	$334	$668	$1,003

ITEM 4.	CONTROLS AND PROCEDURES

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

NEWKIRK REALTY TRUST, INC.

Dated: August 8, 2006	By:	/s/ Michael L. Ashner

Michael L. Ashner Chief Executive Officer

Dated: August 8, 2006	By:	/s/ Thomas C. Staples

Thomas C. Staples Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated July 23, 2006, by and among the Company and Lexington Corporate Properties Trust	(h)

3.1	Amended and Restated Articles of Incorporation of the Company	(d)

3.2	Amended and Restated By-laws of the Company	(d)

4.1	Form of Certificate of Common Stock	(c)

4.2	Form of Special Voting Preferred Stock	(c)

10.1	Advisory Agreement, dated as of November 7, 2005, by and between the Company, The Newkirk Master Limited Partnership and NKT Advisors LLC.	(d)

10.2	Acquisition Agreement, dated as of November 7, 2005, between the Company and First Union Real Estate Equity and Mortgage Investments ("First Union") (incorporated by reference to Exhibit 10.4 to First Union's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).	(d)

10.3	Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated as of November 7, 2005.	(d)

10.4	First Amendment to Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated June 1, 2006	*

10.5	Registration Rights Agreement, dated as of November 7, 2005, between the Company and Vornado Realty Trust	(d)

10.6	Registration Rights Agreement dated as of November 7, 2005, between the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo")	(d)

10.7	Registration Rights Agreement dated as of November 7, 2005, between the Company and First Union.	(d)

10.8	Unit Purchase Agreement between the Company and Apollo.	(d)

10.9	Unit Purchase Agreement between the Company and WEM-Brynmawr Associates LLC.	(d)

10.10	Securities Purchase Agreement between the Registrant and First Union	(d)

10.11	Exclusivity Services Agreement between the Company and Michael L. Ashner.	(d)

10.12	Lock-Up Agreement dated November 7, 2005 among First Union and the Underwriters named therein.	(d)

10.13	Registrant's 2005 Stock Incentive Plan	(c)

10.14	Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Brynmawr Associates LLC	(c)

10.15	Master Loan Agreement, dated August 11, 2005, among The Newkirk Master Limited Partnership and T-Two Partners, L.P., KeyBank National Association, Bank of America, N.A., Lasalle Bank, National Association, and KeyBanc Capital Markets	(b)

10.16	Master Promissory Note, dated as of August 11, 2005, by The Newkirk Master Limited Partnership in favor of KeyBank National Association	(b)

10.17	Form of Mortgage, dated as of August 11, 2005, from The Newkirk Master Limited Partnership in favor of KeyBank National Association	(b)

10.18	Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.19	Ownership Interest Pledge and Security Agreement (Subsidiaries), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.20	Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.21	Indemnity Agreement, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association	(b)

10.22	Guaranty, dated as of August 11, 2005, from The Newkirk Master Limited Partnership to KeyBank National Association with respect to the T-Two Loan	(b)

10.23	Amendment to the Letter Agreement among the Registrant, Apollo Real Estate Investment Fund III, L.P., The Newkirk Master Limited Partnership, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC	(c)

10.24	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among The Newkirk Master Limited Partnership, WRT Realty, L.P. and FUR Holdings LLC	(e)

10.25	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk Realty Trust, Inc.	(e)

10.26	Loan Agreement, dated as of April 7, 2006, between The Newkirk Master Limited Partnership and KeyBank, National Association	(f)

10.27	Guaranty from Newkirk Realty Trust, Inc. in favor of KeyBank, National Association	(f)

10.28	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC	(g)

31.	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed herewith

(a)	Incorporated by reference to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005
(b)	Incorporated by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278), filed on August 8, 2005) or Form S-11 (Registration No. 333-127278) filed on September 16, 2005
(c)	Incorporated by reference to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005
(d)	Incorporated by reference to the Company's Current Report on 8K filed November 15, 2005
(e)	Incorporated by reference to the Company's Current Report on 8K filed April 5, 2006
(f)	Incorporated by reference to the Company's Current Report on 8K filed April 12, 2006
(g)	Incorporated by reference to the Company's Current Report on 8K filed May 30, 2006
(h)	Incorporated by reference to the Company's Current Report on 8K filed July 24, 2006