Form 10-Q
period 2006-09-30
Newkirk Realty Trust, Inc.
filed 2006-11-08
CIK 1333578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. 19,375,000 Common Shares as of November 1, 2006.

ITEM 1. FINANCIAL STATEMENTS
NEWKIRK REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS

Real estate investments:
Land	$55,316	$36,593
Land estates	45,902	43,997
Buildings and improvements	1,343,104	1,407,602

Total real estate investments	1,444,322	1,488,192

Less accumulated depreciation and amortization	(465,793)	(544,200)

Real estate investments, net	978,529	943,992

Real estate held for sale, net of accumulated depreciation
and amortization of $71,245 and $44,522	50,360	41,685

Cash and cash equivalents	133,859	174,816
Restricted cash	63,972	25,233
Real estate securities available for sale	17,369	5,194
Receivables (including $822 and $6,078 from
related parties)	25,477	58,727
Deferred rental income receivable	36,280	21,246
Loans receivable	14,406	16,058
Equity investments in limited partnerships	9,011	13,846
Equity investment in joint venture	47,931	-
Deferred costs, net of accumulated amortization of
$25,877 and $17,677	11,615	8,771
Lease intangibles, net	34,673	7,657
Other assets (including $1,463 and $1,304 from
related parties)	25,847	27,314
Other assets of discontinued operations	3,109	545

Total Assets	$1,452,438	$1,345,084

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Liabilities:

Mortgage notes payable (including $16,233 and
$15,536 to a related party)	$271,273	$166,195
Note payable	549,074	593,463
Contract right mortgage notes payable	11,949	11,128
Accrued interest payable (including $197 and $378
to a related party)	5,307	7,514
Accounts payable and accrued expenses	5,079	4,763
Below market lease intangibles, net	12,466	893
Dividend payable	7,750	5,231
Other liabilities	8,485	4,834
Liabilities of discontinued operations	150	40,491

Total Liabilities	871,533	834,512

Commitments and contingencies

Minority interests	393,126	334,531
Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares
authorized; 1 issued and outstanding	-	-
Common stock; $.01 par value; 400,000,000 shares
authorized; 19,375,000 issued and outstanding	194	194

Additional paid-in capital	179,871	179,871

Accumulated net income (deficit)	7,310	(3,882)

Accumulated other comprehensive income (loss)	404	(142)

Total Stockholders' Equity	187,779	176,041

Total Liabilities, Minority Interests and
Stockholders' Equity	$1,452,438	$1,345,084

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE "COMPANY")
AND THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE "PREDECESSOR")
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	THE COMPANY	THE PREDECESSOR	THE COMPANY	THE PREDECESSOR
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenue:
Rental income	$48,695	$46,214	$147,721	$139,276
Interest income	4,393	844	11,371	2,374
Management fees	64	68	188	227

Total revenue	53,152	47,126	159,280	141,877

Expenses:
Interest	14,600	14,227	40,619	46,109
Loss from early extinguishment of debt	-	25,685	-	25,685
Depreciation	7,997	7,171	23,556	20,665
Compensation expense for exclusivity rights	833	-	2,500	-
Merger costs	2,726	-	2,726	-
General and administrative	2,248	1,155	7,264	2,981
Operating	1,832	180	4,811	397
Impairment loss	-	550	-	2,750
Amortization	1,808	696	4,612	2,009
Ground rent	603	625	1,750	1,649
State and local taxes	180	397	1,361	1,475
Minority interest expense of partially-owned entities	5,292	-	15,948	-

Total expenses	38,119	50,686	105,147	103,720

Income (loss) from continuing operations before other
income (expense)	15,033	(3,560)	54,133	38,157

Other income (expense):
Equity in (loss) income from investments in
limited partnerships and joint ventures	(198)	796	1,511	2,317
Gain on sale of securities	-	-	88	-
Minority interest	(10,858)	(4,697)	(40,457)	(13,971)

Income (loss) from continuing operations	3,977	(7,461)	15,275	26,503

Discontinued operations:
Income (loss) before minority interest	1,858	(847)	13,230	17,442
Gain from disposal of real estate	63,234	15,477	63,234	16,077
Impairment loss	-	-	-	(26,965)
Minority interest	(49,253)	(9)	(57,297)	(38)

Income from discontinued operations	15,839	14,621	19,167	6,516

Net income	$19,816	$7,160	$34,442	$33,019

Comprehensive income:
Net income	$19,816	$7,160	$34,442	$33,019
Unrealized gain on real estate securities available				-
for sale arising during this period	868	-	810
Unrealized (loss) gain on interest rate derivative arising
during the period	(5,660)	(1,461)	1,040	(1,461)
Less reclassification adjustment from gains				-
included in net income	-	-	(38)
Minority interest in other comperehensive income	3,351	-	(1,266)	-

Comprehensive income	$18,375	$5,699	$34,988	$31,558
Per share data:
Income from continuing operations	$0.20		$0.79
Income from discontinued operations	0.82		0.99

Net income applicable to Common Stock	$1.02		$1.78

Weighted average Common Stock	19,375		19,375

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Net Income	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance December 31, 2005	-	$-	19,375	$194	$179,871	$(3,882)	$(142)	$176,041

Net income	-	-	-	-	-	34,442	-	34,442

Dividends paid or accrued on
Common Stock	-	-	-	-	-	(23,250)	-	(23,250)

Change in unrealized gain on
real estate securities available
for sale, net of reclassification
adjustment for amounts
included in net income	-	-	-	-	-	-	314	314

Change in unrealized gain on
interest rate derivatives						-	232	232

Balance as of
September 30, 2006	-	$-	19,375	$194	$179,871	$7,310	$404	$187,779

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. (THE "COMPANY")
AND THE NEWKIRK MASTER LIMITED PARTNERSHIP (THE "PREDECESSOR")
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except supplemental data)

	THE COMPANY	THE PREDECESSOR
	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
Adjustments to reconcile net income to net cash
provided by operating activities:	$34,442	$33,019
Amortization of deferred costs, land estates, loan discounts
and in-place lease intangibles	6,837	5,199
Depreciation expense	34,899	32,911
Gain from disposal of real estate securities available for sale	(88)	-
Gain from disposal of real estate	(63,234)	(16,077)
Net loss from early extinguishment of debt	-	30,698
Compensation expense for exclusivity rights	2,500	-
Impairment loss	-	29,715
Minority interest expense	97,754	14,009
Straight-lining of rental income	4,675	4,218
Interest earned on restricted cash	(1,341)	(80)
Equity in undistributed earnings of limited partnerships
and joint venture	(1,099)	(1,941)

Changes in operating assets and liabilities:
Receivables	24,777	12,324
Loans receivable	1,618	1,411
Accounts payable and accrued expenses	415	(689)
Accrued interest-mortages and contract rights	(1,009)	(36,473)
Other assets	(18,711)	(1,854)
Other liabilities	16,002	-

Net cash provided by operating activities	138,437	106,390

CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from disposal of real estate	168,810	31,341
Land and building additions and improvements	(167,725)	(194)
Change in restricted cash	(37,399)	(14,671)
Deposits for future real estate acquisitions	(4,996)	-
Refund of deposits for real estate acquisitions	6,315	-
Investments in debt securities	(53,616)	-
Proceeds from disposal of real estate securities available for sale	1,379	-
Purchase of real estate securities available for sale	(12,435)	-
Collection of loan receivable	52	-
Loan origination costs	(21)	-
Leasing costs incurred	(2,494)	-
Cash related to previously unconsolidated limited partnerships	419	-
Investments in limited partnerships	(1,095)	(80)
Investment in joint venture	(36,866)	-
Return of capital from investment in joint venture	10,874	-

Net cash (used in) provided by investing activities	(128,798)	16,396

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments of mortgage notes	(48,316)	(268,683)
Principal payments of notes payable	(44,388)	(171,865)
Principal payments of contract right mortgage notes	-	(85,142)
Mortgage prepayment penalties	-	(23,548)
Proceeds from mortgage notes	85,555	-
Proceeds from note payable	-	477,759
Proceeds from line of credit	32,025	-
Dividends paid to common stockholders	(20,731)	-
Distributions to partners	-	(37,692)
Limited partner buyouts	-	(2,042)
Distributions to minority interests	(53,234)	(4,876)
Deferred financing costs	(1,507)	(6,959)

Net cash used in financing activities	(50,596)	(123,048)

Net decrease in cash and cash equivalents	(40,957)	(262)

Cash and Cash Equivalents at Beginning of Period	174,816	21,317

Cash and Cash Equivalents at End of Period	$133,859	$21,055

Supplemental Disclosure of Cash Flow Information:
Cash paid for state and local taxes	$1,623	$1,695
Cash paid for interest	$42,978	$91,600
Accrued dividends	$7,750	-

Supplemental Information - Non Cash Activities

On March 31, 2006, the Company contributed net assets with a carrying value of approximately $22,000,000 to a joint venture. (See Note 4)
On May 5, 2006, the Company assumed a mortgage of $14,900,000 in connection with the purchase of property located in Rockaway, New Jersey.
On June 1, 2006, the Operating Partnership issued approximately 40,240 units as consideration for the acquisition of limited partnership interests.
On August 1, 2006, the Operating Partnership issued approximately 1,679 units as consideration for the acquisition of limited partnership interests.
The Company's mortgage of $32,000,000 on its property located in Toledo, Ohio was assumed by the buyer in connection with the sale of the property.

See Notes to Consolidated Financial Statements.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

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

On July 23, 2006, the Company entered into a definitive Agreement and Plan of Merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust, which was amended on September 11, 2006 and October 13, 2006, pursuant to which the Company will merge with and into LXP. If the Merger is consummated, each holder of the Company’s common stock will be entitled to receive 0.80 common shares of LXP in exchange for each share of the Company’s common stock and the name of the surviving entity will be changed to Lexington Realty Trust (the “Surviving Entity”). In addition, upon effectiveness of the Merger, a wholly owned subsidiary of the Surviving Entity will become the new general partner of the Operating Partnership. See Note 10 - Merger.

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, although management believes that the disclosures presented herein are adequate to make the accompanying unaudited consolidated interim financial statements presented not misleading. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

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

Recently Issued Accounting Standards and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaulating the impact that the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company does not believe that the adoption of SAB 108 will have any effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN No. 48 will have on the Company’s consolidated financial statements.

In June 2005, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards and Pronouncements (Continued)

became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The adoption of this standard resulted in the consolidation of one previously unconsolidated partnership.

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre- Consolidation	Consolidated
Assets:

Cash	$-	$177
Land	-	1,028
Building, net	-	18,663
Equity investment in limited partnership	6,538	-
Deferred costs, net	-	334
	$6,538	$20,202
Liabilities:

Mortgage loan	$-	$13,664
	$-	$13,664

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

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

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

On May 5, 2006, the Company acquired an approximately 96,000 square foot office building in Rockaway, New Jersey for a purchase price of approximately $22,000,000. The Company partially satisfied the purchase price by assuming the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,000 per annum.

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

On June 1, 2006, the Operating Partnership also acquired an additional minority interest in a consolidated entity for $68,000 and an additional limited partnership interest in an unconsolidated entity for $8,000. The Operating Partnership’s ownership in these partnerships is 63.19% and 23.98%, respectively.

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

During the third quarter of 2006, the Operating Partnership acquired additional limited partnership units in two partially-owned partnerships, one of which is a consolidated entity. The purchase price of these interests aggregated $63,000, $34,000 of which was paid in cash and the remainder of which was paid through the issuance of approximately 1,679 Operating Partnership units.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3    REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

Acquisitions (Continued)

On September 21, 2006, the Company acquired a 202,000 square foot cold storage warehouse facility located in McDonough, Georgia, a suburb of Atlanta, for a purchase price of $24,000,000. The property is currently net leased through October 31, 2012 to Atlas Cold Storage, a Canadian based company that provides temperature controlled storage, transportation and third party logistic and management services to food processors, distributors and retailers of frozen and chilled foods. Rent during the lease term is $1,800,000 through October 31, 2006; $1,900,000 from November 1, 2006 through October 31, 2007; $2,000,000 from November 1, 2007 through October 31, 2008; and $2,100,000 annually from November 1, 2008 through October 31, 2012. Under the terms of the purchase and sale agreement, $1,000,000 was placed in escrow with the title company at closing until the seller of the property successfully subdivides a parcel of vacant land. If the seller is not successful within one year, then the $1,000,000 will be returned to the Company.

On September 28, 2006, the Company acquired a 744,000 square foot warehouse facility located in Columbus, Ohio for a purchase price of $16,355,000. The property is currently net leased to ODW Logistics Inc., a national warehousing and distribution center operating company. The current lease term is through June 30, 2018 with the tenant’s option for one additional term the length of which shall be either five, six, seven, eight, nine or ten years. Rent during the current term is $1,347,000 annually. If renewed, rent during the extended term will be at fair market value.

The Company has entered into a contract to acquire a parcel of land in Baltimore, Maryland adjacent to its existing property leased to Legg Mason, for $1,800,000 on which it expects to construct a parking garage. The Company acquired this land on October 31, 2006.

On September 15, 2006, the Company entered into a contract to purchase a 308,000 square foot warehouse and distribution facility located in Lumberton, North Carolina for a purchase price of $15,342,000. The facility will be leased to Quickie Manufacturing Corporation. The lease term is for 15 years and commences on the date of closing with two renewal options of five years each. Net rent during the first twelve months of the lease term is $1,218,593 per annum, increasing annually by 1.5% throughout the lease term. The purchase closed on November 6, 2006.

On October 19, 2006, the Company entered into a contract to purchase a 247,000 square foot office and warehouse facility located in Cincinnati, Ohio. This transaction is subject to customary due diligence.

Dispositions

In June 2006, the Company received notice from The Kroger Company exercising their option to purchase three properties. Two properties are located in Louisville, Kentucky and one property is located in Columbus, Ohio. The properties will be purchased at the end of the primary term of the leases in December 2006 for a negotiated fair market value or appraised value.

On July 13, 2006, the Company sold 50 retail properties to an unaffiliated third party for a gross purchase price of $160,000,000. The sold properties were originally leased to Albertson’s, Inc., contained an aggregate of approximately 2,300,000 square feet and had current lease terms expiring over the next 4.5 years. After closing costs, the Company received net proceeds of approximately $159,000,000, $22,000,000 of which were used to pay down the note payable. The balance of the net proceeds were deposited with a Qualified Intermediary for use in tax free exchanges pursuant to Section 1031 of the Internal Revenue Code including approximately $49,000,000 which were used to reimburse the Company for reverse 1031 exchanges in connection with the previously acquired property located in Rochester, New York leased to The Frontier Corporation and the Glenwillow, Ohio property leased to Royal Appliance. The Company has identified properties to complete the 1031 tax free exchange. The Company recognized

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3    REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

Dispositions (Continued)

a gain of approximately $62,300,000 for financial reporting purposes during the third quarter of 2006 as a result of this transaction.

On September 29, 2006, the Company sold its Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property. The purchaser an unaffiliated third party, RVI Group, is the residual value insurer with respect to the property. Owens-Illinois had advised the Company that it would be vacating the property at the expiration of its lease term, September 30, 2006. The Company recognized a gain of approximately $951,000 for financial reporting purposes as a result of this transaction.

In June 2005, the Operating Partnership entered into an agreement with Honeywell International, Inc. (“Honeywell”), the tenant of four office buildings owned by the Operating Partnership in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option and the Operating Partnership granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, the Operating Partnership recognized a $14,754,000 impairment loss in the second quarter of 2005. On October 11, 2006, Honeywell exercised its option to purchase the property. Pursuant to the terms of the option agreement, the sale of these properties is scheduled to close February 1, 2007, subject to Honeywell’s right to extend.

Financings

On February 10, 2006, the Company obtained a first mortgage loan from an unaffiliated third party in the principal amount of $14,800,000, which is secured by the Company’s property located in Bridgewater, New Jersey. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. The Company received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

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

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3    REAL ESTATE ACQUISITIONS, DISPOSITIONS, FINANCINGS AND SIGNIFICANT LEASING ACTIVITIES

Financings (Continued)

On August 31, 2006, the Company obtained a $17,000,000 first mortgage loan from an unaffiliated third party lender, which is secured by the Company’s property located in Glenwillow, Ohio. The loan bears interest at 6.13%, requires monthly payments of interest only for the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on September 6, 2016 at which time the outstanding principal balance is expected to be approximately $14,988,000.

Significant Leasing Activities

During the first quarter of 2006, the Operating Partnership executed a ten-year lease extension with Raytheon Company commencing on January 1, 2009 for approximately 345,000 square feet of office space and 63% of the parking structure relating thereto located in El Segundo, California. In connection with the lease extension, the tenant is obligated to pay annual rent of $4,921,000 from January 2009 through December 2013, increasing to $5,267,000 for the period from January 2014 to December 2018. The property owner, which is 53% owned by the Operating Partnership, is required to provide the tenant with $21,500,000 in tenant improvement allowances and rent concessions over the next 40 months. The tenant improvement allowance is a lease incentive and is being amortized into rental income over the life of the lease. Raytheon Company retained its renewal option for the remaining 37% of the space pursuant to its original lease.

On July 25, 2006, the Company entered into a modification of the lease with respect to a 390,000 square foot office building leased to Cummins Inc., located in Columbus, Indiana. The modification extends the lease term for an additional ten years beyond the current three years remaining. Annual rental income from the property will be increased by 9.5% effective August 2006, with further increases of 5% every three years. In connection with this, the Company provided the tenant with an $11,500,000 tenant improvement allowance on August 1, 2006. The tenant improvement allowance is treated as a lease incentive and as such is being amortized into rental income over the life of the lease.

The Company entered into a lease extension with Federal Express Corporation for its 521,000 square foot office property located in Memphis, Tennessee which provides for an extension of the lease term to June 2019. The per square footage rental rate was modified to range between $13.00 and $14.11 per annum. The tenant retained the right to renew the lease at the end of the extended term for four, five-year terms as provided in the original lease.

The Company entered into a lease renewal commencing August 1, 2007 with Entergy Gulf States for 125,000 square feet at its 426,000 square foot Beaumont, Texas property

Note 4    INVESTMENT IN JOINT VENTURE

On March 31, 2006, the Company and WRT Realty L.P. (“Winthrop”) entered into a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through 111 Debt Holdings, LLC (“111 Debt Holdings”). Winthrop is a wholly-owned subsidiary of Winthrop Realty Trust (NYSE:FUR) which owns a 6.8% interest in the Company and is managed by an affiliate of NKT Advisors, LLC (“NKT Advisors”), the Company’s external advisor. The joint venture is owned equally by the Company and Winthrop. The Company and Winthrop initially committed to invest up to $50,000,000 each in 111 Debt Holdings. Prior to the admission of Winthrop, 111 Debt Holdings was a wholly owned subsidiary of the Company, which, through its wholly owned subsidiary, 111 Debt Acquisition, LLC, owned loan assets which had been acquired in anticipation of the formation of the joint venture.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4    INVESTMENT IN JOINT VENTURE (Continued)

Upon Winthrop’s admission to 111 Debt Holdings, Winthrop paid the Company approximately $10,900,000, which represented 50% of the cost of the acquired assets plus the interest accrued thereon, less the debt encumbering such assets.

On March 30, 2006, 111 Debt Acquisition LLC and its wholly-owned subsidiary, 111 Debt Acquisition Mezz LLC, entered into a $300,000,000 repurchase agreement with Column Financial Inc. pursuant to which they expect to leverage up to 75% of the assets held. 111 Debt Acquisition LLC had a balance outstanding under the Column Financial, Inc. repurchase agreement of $72,028,000 at September 30, 2006. On May 24, 2006, 111 Debt Acquisition - Two, LLC, a wholly owned subsidiary of 111 Debt Holdings, entered into a second repurchase agreement with Bear Stearns International Limited (“Bear Stearns”) enabling 111 Debt Holdings to obtain an additional $200,000,000 in leverage. 111 Debt Acquisition - Two, LLC had a balance outstanding under the Bear Stearns repurchase agreement of $96,942,000 at September 30, 2006. Effective October 13, 2006, each of the Company and Winthrop agreed to commit an additional $50,000,000 ($100,000,000 in the aggregate) to 111 Debt Holdings. Upon acquisition and origination of a sufficient level of loan obligations, 111 Debt Holdings may form one or more collateral debt obligation pools.

111 Debt Holdings is governed by an investment committee which consists of two members appointed by each of the Company and Winthrop with one additional member being appointed by the common management of the Company and Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by the Company and Winthrop. Pursuant to the terms of the joint venture agreement of 111 Debt Holdings, all material actions to be taken by 111 Debt Holdings, including investments in excess of $20,000,000, require the consent of the investment committee of 111 Debt Holdings; provided, however, the consent of both the Company and Winthrop is required for the merger or consolidation of 111 Debt Holdings, the admission of additional members, the taking of any action that, if taken directly by the Company or Winthrop, would require consent of Winthrop’s Conflicts Committee or the Company’s independent directors, the entering into of any agreement with FUR Advisors LLC or the amendment of the joint venture agreement.

The Company accounts for this investment using the equity method.

The investment in joint venture consists of the following (in thousands):

Balance, beginning of year	$-
Investment in joint venture	58,826
Return of capital from joint venture	(10,874)
Equity in loss of joint venture	(21)
Balance, September 30, 2006	$47,931

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4    INVESTMENT IN JOINT VENTURE (Continued)

The condensed balance sheet of the joint venture was as follows (in thousands):

September 30, 2006

Cash and restricted cash	$5,948
Investment in debt securities and interest receivable	261,835
Other assets	230

Total assets	$268,013

Accounts payable and other liabilities	$3,531
Line of credit payable	168,970
Members’ equity	95,512

Total liabilities and members’ equity	$268,013

On the Company’s Consolidated Balance Sheet:
Equity investment in joint venture	$47,931

The condensed statement of operations of the joint venture from inception to September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$4,629	$6,278
Loss from change in fair market value of interest rate derivatives	(3,759)	(2,967)
Interest expense	(2,067)	(2,691)
General and administrative	(344)	(662)

Net loss	$(1,541)	$(42)

On the Company’s Consolidated Statement of Operations and Comprehensive Income:
Equity in loss from investments in limited partnerships and joint ventures	$(770)	$(21)

The joint venture commenced operations on March 31, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5    EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS

The equity investments in limited partnerships consist of the following (in thousands):

Balance, beginning of year	$13,846
Equity in income of limited partnerships	1,532
Distributions from limited partnerships	(412)
Investment in limited partnerships	729
Consolidation of previously unconsolidated limited partnership	(6,684)

Balance, September 30, 2006	$9,011

The Company has paid a premium for its allocable share of the underlying limited partnerships which resulted in an excess of the carrying amounts of the Company’s investment over the underlying net assets of these limited partnerships of approximately $5,000,000 and $5,100,000 as of September 30, 2006 and December 31, 2005, substantially all of which relates to the difference between the fair values at the date of acquisition of the Company’s underlying properties and historical carrying amounts. Such premium is being amortized as an adjustment to the Company’s equity in earnings of the limited partnerships over the useful lives of the underlying properties. The amortization expense amounted to $92,000 and $96,000 for the nine months ended September 30, 2006 and 2005 and $40,000 and $32,000 for the three months ended September 30, 2006 and 2005, respectively.

The limited partnerships’ condensed combined statements of operations for the three and nine months ended September 30, 2006 and 2005 and condensed combined balance sheets as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

Condensed Combined Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental revenue and interest income	$5,313	$6,821	$16,056	$20,462
Interest expense	(1,830)	(2,428)	(5,724)	(7,534)
Administrative expenses	(183)	(190)	(557)	(570)
Depreciation expense	(730)	(872)	(2,178)	(2,617)
Amortization expense	(66)	(131)	(199)	(394)
Net income	$2,504	$3,200	$7,398	$9,347

On the Company’s Consolidated Statements of Operations and Comprehensive Income:
Equity in income from investments in limited partnerships and joint venture	$572	$796	$1,532	$2,317

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5    EQUITY INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Condensed Combined Balance Sheets:

	September 30, 2006	December 31, 2005
Cash	$784	$1,744
Real estate, net	64,094	81,043
Other assets	6,094	2,928

Total assets	$70,972	$85,715

Accounts payable and other liabilities	$2,239	$1,436
Mortgages payable	75,546	96,238
Partners’ deficit	(6,813)	(11,959)

Total liabilities and partners’ deficit	$70,972	$85,715

On the Company’s Consolidated Balance Sheet:
Equity investments in limited partnerships	$9,011	$13,846

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

During the quarter ended March 31, 2006, the Company identified one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Operating Partnership has loaned approximately $6,100,000 to Camfex as of September 30, 2006. The Company did not consider Camfex to be a VIE prior to 2006 as the projected amount at risk was expected to be covered by a priority provision under the loan agreement. Due to Camfex undertaking additional activities that will require additional subordinate investment by the Company, the Company has reconsidered whether Camfex is a VIE and has determined Camfex to be a VIE. The Company further determined that it is the primary beneficiary of the VIE and, as such, the VIE is consolidated in the Company’s consolidated financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $29,000,000 at September 30, 2006. Camfex has additional mortgage debt of approximately $28,300,000 as of September 30, 2006. The lenders of the additional mortgage debt hold no recourse to other Company assets. The Company has determined that its other loans and investments are not VIEs. As such, the Company has continued to account for these loans and investments as a loan or equity investment, as appropriate.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7    MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE

Mortgage Notes Payable

The Company, excluding discontinued operations, had outstanding mortgage notes payable with an aggregate principal balance of $271,273,000 and $166,195,000 at September 30, 2006 and December 31, 2005, respectively. The mortgage notes are at fixed interest rates with payments of principal and interest generally due either monthly or semi-annually. All the mortgage notes are collateralized by the Company’s real estate; some of the mortgage notes are cross-collateralized.

The mortgage notes mature at various dates from 2006 to 2024. Prepayment of most of the mortgage notes is permitted only with a yield maintenance payment or prepayment penalty as defined in the mortgage note agreements. Interest rates on the mortgages ranged from 3.89% to 10.25%, with a weighted average interest rate of 6.05% at September 30, 2006. Interest rates on the mortgages ranged from 5.0% to 9.9% with a weighted average interest rate of 6.1% at December 31, 2005.

Note Payable

In August 2005, the Operating Partnership refinanced its then existing loan with Bank of America with a loan from KeyBank National Association and Bank of America, N.A. The loan had an outstanding principal balance of $549,074,000 and $593,463,000 at September 30, 2006 and December 31, 2005, respectively, and bears interest at the election of the Company at a rate equal to either (i) the LIBOR Rate plus 175 basis points or (ii) the prime rate then charged by KeyBank National Association plus 50 basis points. The loan is scheduled to mature on August 11, 2008, subject to two, one-year extensions and will require monthly payments of interest only. In addition, the loan requires quarterly principal payments of $1,875,000 during the term of the loan, increasing to $2,500,000 per quarter during the extension periods. The Company is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The loan is secured by a lien on the Company’s assets and the assets of the Company’s subsidiaries, with certain exceptions such as direct liens on most of the real estate owned by the Company or the Company’s subsidiaries. The Company can prepay the loan in whole or in part at any time with no premium. The loan contains customary financial and other covenants.

The Company entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000,000 of the loan balance through August 11, 2010; (ii) a LIBOR rate cap agreement at 5% with Bank of America, N.A. for $295,000,000 through November 2006; and (iii) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited for the period from November 2006 until August 2008 for a notional amount of $290,000,000.

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

The revolving credit line requires monthly payments of interest only. The Company may prepay and reborrow amounts prepaid under the credit line. There were no amounts outstanding under the revolving credit line on September 30, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7    MORTGAGE NOTES PAYABLE, NOTE PAYABLE AND CONTRACT RIGHT MORTGAGE NOTE PAYABLE

Revolving Credit Line (Continued)

The revolving credit line is fully recourse to the Operating Partnership, and the Company has guaranteed the Operating Partnership’s obligations under the revolving credit line.

Contract Right Mortgage Note Payable

The Company has one contract right mortgage note payable with a principal balance of $11,949,000 and $11,128,000 at September 30, 2006 and December 31, 2005, respectively. The contract right mortgage note has a fixed interest rate of 9.68% and matures in January 2009.

Note 8    RELATED PARTY TRANSACTIONS

The following describes certain related party transactions not discussed elsewhere in the footnotes.

Winthrop Realty Partners, L.P. (“WRP”) performed asset management, investor relations and administrative services for the Operating Partnership and its subsidiaries and received a fee of $482,000 and $1,445,000 for the three and nine months ended September 30, 2005, respectively. Effective November 7, 2005, NKT Advisors performs the asset management, investor relations and administrative services for the Company previously provided by WRP.

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

NKT Advisors received a base management fee of $1,200,000 and $3,600,000 for the three and nine months ended September 30, 2006, respectively. No incentive management fee was earned during the period.

The first $4,200,000 (subject to an annual consumer price index increase) in base management fees per annum will be paid by NKT Advisors to WRP for services to the Company that NKT Advisors subcontracts to WRP.

The Company provides certain asset management, investor and administrative services to certain unconsolidated partnerships in which it owns an equity interest and to other affiliated partnerships. The Company earned $188,000 and $227,000 of management fees for these services for the nine months ended September 30, 2006 and 2005, respectively and $64,000 and $68,000 for the three months ended September 30, 2006 and 2005, respectively. The Company had receivables for management fees of $770,000 and $894,000 due from these partnerships at September 30, 2006 and December 31, 2005, respectively.

The Company has an ownership interest in the three most junior tranches of a securitized pool of first mortgages which includes among other assets, two first mortgage loans encumbering two Company properties and one other property controlled by an affiliate. The Company’s ownership interest, net of discount, amounted to $10,837,000 and $10,493,000 at September 30, 2006 and December 31, 2005, respectively, and the Company earned interest income of $900,000 for both the nine months ended September 30, 2006 and 2005, and $300,000 and $299,000 for the three months ended September 30, 2006 and 2005, respectively, related to this ownership interest.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8    RELATED PARTY TRANSACTIONS (Continued)

An affiliate owns a portion of the second mortgage indebtedness of a property in which the Company has an interest. The second mortgage payable and accrued interest owned by the affiliate aggregated $16,430,000 and $15,914,000 at September 30, 2006 and December 31, 2005, respectively. Included in interest expense is interest related to this second mortgage payable of $583,000 and $558,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively and $197,000 and $189,000 for the three months ended September 30, 2006 and 2005, respectively.

T-Two Partners LP is the beneficial owner of certain contract right mortgage loans. On November 7, 2005, the Operating Partnership acquired ownership of T-Two Partners LP. Interest expense for the three and nine months ended September 30, 2005 includes interest expense of $3,597,000 and $10,812,000, respectively, relating to these contract right mortgage loans.

In August 2005, WRP loaned $200,000 to a partnership in which the Operating Partnership has an interest. The loan accrues interest at a rate of prime plus 2%. The loan was repaid in the first quarter of 2006. Interest paid on this loan during the first quarter of 2006 was approximately $9,000.

An affiliate, Winthrop Management, LP (Winthrop Management), began providing property management services at ten properties owned by the Company during 2006. Winthrop Management earned a fee of $290,000 and $172,000 for the nine months and three months ended September 30, 2006, respectively.

Note 9    COMMITMENTS AND CONTINGENCIES

The Company has entered into an agreement with U.S. Realty Advisors, LLC (“USRA”), whereby the Company agreed to pay to USRA the following amounts with respect to any properties acquired by the Company or a subsidiary in which USRA served as the identifying party:

1.1.5% of the gross purchase price
2. 25% of net proceeds and net cash flow (as defined) after the Company receives a return of all its invested capital plus a 12% IRR.

The property owned by the Company located in Bridgewater, New Jersey is subject to the USRA agreement. Approximately $275,000 was paid to USRA during the nine months ended September 30, 2006 as 1.5% due to the purchase of the Bridgewater, New Jersey property. No other amounts have been paid or accrued as of September 30, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10  MERGER

The Merger Agreement has been approved by the Board of Directors and a special committee of the Board of Directors of the Company and by the Board of Trustees and a Special Committee of the Board of Trustees of LXP. The Merger is subject to (i) approval by a majority of the voting shares of the Company which vote is scheduled to take place at a November 20, 2006 meeting of stockholders; (ii) the approval of shareholders of LXP and (iii) the approval of the holders of units of limited partnership in the Operating Partnership to the amendment of the Operating Partnership’s limited partnership agreement in order to facilitate the Merger and the appointment of a subsidiary of the Surviving Entity as the successor general partner of the Operating Partnership at a meeting to be held on November 20, 2006. If approved, it is expected that the Merger will be consummated on or before December 31, 2006.

In connection with the Merger, the limited partnership agreement of the Partnership will be amended to provide that, among other things, units of limited partnership of the Operating Partnership, which are currently redeemable at the option of the holder for cash based on the value of a share of the Company common stock (or, at the Company’s option, in Company common stock), will be redeemable at the option of the holder for cash based on the value of a common share of LXP (or, if the Surviving Entity elects, on a one-for-one basis for common shares of LXP after giving effect to a 0.80 for one reverse split). In this regard, the Partnership will effect a .80 to one reverse split of its units of limited partnership to properly accommodate the one-for-one redemption factor.

The Company and LXP have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct their businesses in the usual, regular and ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger and not to engage in various kinds of transactions during such period. In addition, prior to the closing of the Merger it is anticipated that LXP will make a special one-time cash distribution of $.17 per share to its shareholders and unitholders.

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

Following the closing of the transactions contemplated by the Merger Agreement, Michael L.  Ashner, Chairman of the Board of Directors and Chief Executive Officer of Newkirk, will enter into a new three-year employment agreement with LXP and become Executive Chairman and Director of Strategic Acquisitions of the Surviving Entity and Lara S. Johnson, Executive Vice President of the Company, will serve as Executive Vice President of Strategic Transactions. The Surviving Entity’s Board of Trustees will consist of eleven members, three of whom will be appointed by the Company and eight of whom will be appointed by LXP.

In connection with the Merger, the Company will terminate its advisory agreement with NKT Advisors for an aggregate payment by the Company of $12,500,000. In addition, the Surviving Entity will obtain the benefit of The Company’s exclusivity arrangement with Mr. Ashner with respect to all business opportunities related to net-leased properties that are offered to or generated by Mr. Ashner.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10  MERGER

Simultaneously with the execution of the Merger Agreement, certain beneficial owners of approximately 46% of the Company’s voting securities and 39.13% of the outstanding limited partnership interests in the Operating Partnership, entered into voting agreements pursuant to which they agreed, among other things, to vote to approve the Merger and the amendments to the limited partnership agreement of the Operating Partnership. The Company owns approximately 30.1% of the outstanding limited partnership interests in the Operating Partnership and intends to vote in favor of the amendments to the limited partnership agreement of the Operating Partnership.

Note 11  DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE

The Company has classified various properties which have met all of the criteria of SFAS No. 144 as real estate held for sale in the accompanying consolidated balance sheets and has classified the operations of the properties and the sold properties as discontinued operations in the accompanying consolidated statements of operations. At September 30, 2006, the Company determined that 58 properties should be classified as discontinued operations in the accompanying consolidated statements of operations.

•	The office property located in Toledo, Ohio is in discontinued operations as the Company sold the property on September 29, 2006.

•	Fifty retail properties that are leased to Albertson’s Inc. are in discontinued operations as the Company sold the properties on July 13, 2006.

•
Three properties are in discontinued operations, two of which are located in Louisville, Kentucky and one located in Columbus, Ohio. These properties are in discontinued operations as The Kroger Company, the tenant at such properties, has notified the Company that it is exercising its option to purchase the properties under its lease. The properties will be purchased at the end of the primary term in December 2006 for a negotiated fair market value or appraised value. The real estate investments relating to these properties are classified as held for sale and the other assets and liabilities of these properties are classified as discontinued operations in the accompanying consolidated balance sheet at September 30, 2006.

•
Four properties that are leased to Honeywell are in discontinued operations as the tenant has exercised an option to purchase the properties in 2007. The real estate investments relating to these properties are classified as held for sale and the other assets and liabilities of these properties are classified as discontinued operations in the accompanying consolidated balance sheet at September 30, 2006.

NEWKIRK REALTY TRUST, INC. AND THE NEWKIRK MASTER LIMITED PARTNERSHIP
FORM 10-Q SEPTEMBER 30, 2006

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11  DISCONTINUED OPERATIONS AND SALES OF REAL ESTATE (Continued)

Discontinued operations for the three and nine months ended September 30, 2006 and 2005 are summarized as follows (in thousands):

	The Company	The Predecessor	The Company	The Predecessor
	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenue	$6,225	$15,643	$28,669	$47,966
Expenses	(4,367)	(16,490)	(15,439)	(30,524)
Impairment loss	-	-	-	(26,965)
Gain from disposal of real estate	63,234	15,477	63,234	16,077
Minority interest	(49,253)	(9)	(57,297)	(38)

Income from discontinued operations	$15,839	$14,621	$19,167	$6,.516

Expenses include interest expense to related parties of $1,852,000 for the three months ended September 30, 2005 and $5,772,000 for the nine months ended September 30, 2005.

Other assets of discontinued operations at September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	September 30, 2006		December 31, 2005
Receivables	$	$ 3,053	$213
Other assets		56	332
	$	$ 3,109	$545

Liabilities of discontinued operations at September 30, 2006 and December 31, 2005 are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
Mortgage notes and accrued interest payable	$-	$40,491
Other liabilities	150	-
	$150	$40,491

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of the Company’s unaudited consolidated financial statements for the nine months ended September 30, 2006. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

This item should be read in conjunction with the financial statements, footnotes thereto and other items contained elsewhere in the report.

Overview

Newkirk Realty Trust, Inc. is a Maryland corporation that has elected to be taxed as a real estate investment trust or “REIT.” We were formed in July 2005 and completed our initial public offering (the “IPO”) on November 7, 2005. We were formed to acquire an ownership interest in, and become the general partner of, The Newkirk Master Limited Partnership (the “Predecessor” or the “Operating Partnership”). The Operating Partnership owns commercial properties, most of which are net leased to investment grade corporate tenants, as well as other real estate assets. We hold a controlling 30.1% ownership interest in the Operating Partnership. All of our assets are held through the Operating Partnership and its subsidiaries. All references to “we” and the “Company” refer to us and our consolidated subsidiaries, including the Operating Partnership.

At September 30, 2006, our primary assets were our interests in 167 real properties. Almost all of the properties are leased to one or more tenants pursuant to net leases. We also hold: (i) a 50% interest in a joint venture formed to acquire and originate loans secured, directly and indirectly, by real estate assets; (ii) subordinated interests in a securitized pool of notes evidencing first mortgage indebtedness secured by certain of our properties as well as other properties; (iii) limited partnership interests in various partnerships that own commercial net-leased properties; (iv) an interest in a management company that provides services to other real estate partnerships; (v) ground leases, remainder interests or the right to acquire remainder interests in various properties; and (vi) miscellaneous other assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview (Continued)

Since the IPO, our primary long-term business objectives have been to increase funds from operations, cash flow available for distribution to our stockholders and net asset value per share. Because our existing properties currently have contractual primary term rental rates that are signifantly above market, we anticipate that in the short term, over the next four years, as the primary terms of these existing leases expire, the funds from operations and cash flow attributable to the existing properties will decline. As a result, we have been actively managing our lease rollover and seeking portfolio growth through acquisitions. To that end, as more fully described below, from the IPO through October 18, 2006 we have renewed, restructured and/or leased an aggregate 3,732,000 square feet of space. In addition, we have sold or agreed to sell approximately 4,165,000 square feet of space. As a result, we have successfully addressed during the eleven months since the IPO, through leasing and sales activity, 7,897,000 square feet or 56% of the 14,000,000 square feet of space that was scheduled to expire by the end of 2009. In the same period, we have acquired 1,825,000 square feet of industrial space for approximately $71,400,000, office properties containing 994,000 square feet for approximately $108,100,000 and our joint venture has acquired or committed to acquire $304,900,000 of debt assets, our share of which is $152,450,000. Together these investments represent portfolio acquisitions of over $331,950,000 since our initial public offering. Further, on July 23, 2006, we entered into a definitive Agreement and Plan of Merger with Lexington Corporate Properties Trust (“LXP”), a Maryland real estate investment trust, which was amended on September 11, 2006 and October 13, 2006, pursuant to which we will merge with and into LXP, thereby creating one of the largest publicly traded single tenant focused REITs in the United States with an enterprise value of approximately $4,600,000,000. If the merger (the “Merger”) is consummated, each holder of common stock will be entitled to receive 0.80 common shares of LXP in exchange for each share of common stock.

Prior to the consummation of the Merger, we will continue to:

•	acquire individual net leased properties and portfolios of net leased properties;

•	complete sale/leaseback transactions, through which we acquire properties and lease the properties back to the seller or operator under a net lease;

•	acquire controlling and non-controlling interests in private and public companies primarily engaged in the business of making net lease investments;

•	acquire equity and debt interests in entities that own, develop, manage or advise third parties with regard to net leased investments;

•
acquire through our 111 Debt Holdings LLC (“111 Debt Holdings”) joint venture senior and subordinated loans secured by mortgages on net leased properties, mezzanine loans secured by ownership interests in entities that own net leased properties as well as commercial mortgage-backed securities, B Notes and bridge loans, relating to net leased properties;

•	participate in development projects relating to net lease properties;

•	explore investment opportunities in non-domestic markets;

•	where opportunity arises, enter into strategic alliances with entities that historically have been leading sellers of net-lease assets; and

•
refinance our existing indebtedness to the extent strategically viable at lower average interest rates or on more attractive terms and increase our access to capital to finance property acquisitions and expansions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions

Property Acquisitions and Other Investments

•
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

•
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

•
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

•
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

•
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

•
On May 5, 2006, we acquired an approximately 96,000 square foot office building in Rockaway, New Jersey for a purchase price of approximately $22,000,000. We partially satisfied the purchase price by assuming the existing mortgage loan of $14,900,000. The property is leased to BASF Corporation, the North American affiliate of BASF AG. The lease agreement has a current term scheduled to expire September 30, 2014 with the tenant’s option to enter into either two, five-year renewal terms or one, ten-year renewal term, in all cases at fair market rent. Net rent during the current term is $1,489,000 per annum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions

Property Acquisitions and Other Investments (Continued)

•
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

•
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

•
On September 21, 2006, we acquired a 202,000 square foot cold storage warehouse facility located in McDonough, Georgia, a suburb of Atlanta, for a purchase price of $24,000,000. The property is currently net leased through October 31, 2012 to Atlas Cold Storage, a Canadian based company that provides temperature controlled storage, transportation and third party logistic and management services to food processors, distributors and retailers of frozen and chilled foods. Rent during the lease term is $1,800,000 through October 31, 2006; $1,900,000 from November 1, 2006 through October 31, 2007; $2,000,000 from November 1, 2007 through October 31, 2008; and $2,100,000 annually from November 1, 2008 through October 31, 2012. Under the terms of the purchase and sale agreement, $1,000,000 was placed in escrow with the title company at closing until the seller of the property successfully subdivides a parcel of vacant land. If the seller is not successful, within one year, then the $1,000,000 will be returned to us.

•
On September 28, 2006, the Partnership acquired a 744,000 square foot warehouse facility located in Columbus, Ohio for a purchase price of $16,355,000. The property is currently net leased to ODW Logistics Inc., a national warehousing and distribution center operating company, through June 30, 2018 with the tenant’s option for one additional term the length of which shall be either five, six, seven, eight, nine or ten years. Rent during the current term is $1,347,000 annually. If renewed, rent during the extended term is at fair market value.

•	At September 30, 2006, we owned securities in publicly traded net lease REITs and partnerships for an aggregate cost of approximately $16,400,000.

•
We acquired a parcel of land in Baltimore, Maryland, on October 31, 2006 which is adjacent to its existing property leased to Legg Mason, for $1,800,000 on which we expect to construct a parking garage.

•
On September 15, 2006, we entered into a contract to purchase a 308,000 square foot warehouse and distribution facility located in Lumberton, North Carolina for a purchase price of $15,342,000. The facility will be leased to Quickie Manufacturing Corporation. The lease term is for 15 years and commences on the date of closing with two renewal options for five years each. Net rent during the lease term is $1,218,593 per annum, increasing annually by 1.5% throughout the lease term. The purchase closed on November 6, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions

Property Acquisitions and Other Investments (Continued)

•	On October 19, 2006, we entered into a contract to purchase a 247,000 square foot office and warehouse facility located in Cincinnati, Ohio. This transaction is subject to customary due diligence.

Debt Placements and Acquisitions

•
On February 13, 2006, we acquired a 10 year, BBB rated bond secured by net leased properties owned by Kindercare Real Estate LLC with a face value of $11,700,000 and a projected unleveraged yield to maturity of 7%.

•
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

•
On March 20, 2006, we acquired a $30,750,000 B Note secured by a 757,000 square foot office building in Dallas, Texas presently net leased to JP Morgan Chase and has an initial interest rate of 8.67% for a purchase price of $27,732,000.

•	On March 30, 2006, we entered into a $300,000,000 repurchase agreement with Column Financial Inc. and effectively leveraged $32,025,000 of our Toys “R” Us loans and JP Morgan B Note at that time.

•
On March 31, 2006, we formed 111 Debt Holdings, a joint venture with a subsidiary of Winthrop Realty Trust, to originate and acquire loans secured directly or indirectly by real estate. The foregoing debt assets and repurchase agreement were contributed to the joint venture. In addition, as of October 18, 2006, we have contributed an additional $32,727,000 to the joint venture. 111 Debt Holdings has made the following investments during the period from April 1, 2006 to October 18, 2006:

First Mortgage Loans:

•
a $19,000,000 floating rate first mortgage note secured by The Heart of Palm Beach Hotel in Palm Beach, Florida. The two-year loan bears an interest rate of LIBOR plus 2.40% and is subject to three, one-year extensions.

B-Notes/Junior Participations in First Mortgage Loans:

•
a $13,000,000 B Note secured by a 638,363 square foot Class A office building in downtown Atlanta, Georgia for a purchase price of $10,473,000. The B Note has an interest rate of 6.09% and an expected yield of 12.43%.

•
a $4,500,000 junior participation in a first mortgage loan secured by an office portfolio know as Boston Wharf Properties containing a total of 438,522 square feet located in Boston, Massachusetts. The underlying loan has a term of two years with three, one-year extensions. The participation interest held by the joint venture bears interest at LIBOR plus 2.25%

•
a $20,900,000 junior participation in a first mortgage loan secured by The James Hotel in Chicago, Illinois, a 297 room, full-service hotel. The underlying loan is scheduled to mature on June 9, 2008 with the ability to extend for one, three year term. The participation interest held by the joint venture bears interest at LIBOR plus 2.35%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions

Debt Placements and Acquisitions (Continued)

B-Notes/Junior Participations in First Mortgage Loans (Continued):

•
a $35,000,000 junior participation in a first mortgage loan secured by the JW Marriott Star Pass Resort & Spa, a 575 room, full-service resort situated on a 380 acre site in Tucson, Arizona. The underlying loan has a term of two years with the ability to extend to August 2011. The participation interest held by the joint venture bears interest at LIBOR plus 2.35%.

Mezzanine Loans:

•
a $1,500,000 mezzanine loan secured by the ownership interests in entities owning fee title to a 130,000 square foot industrial facility that is net leased to Rockwell Automation. The loan bears an interest rate of 12% and matures in April 2016.

•
a $10,000,000 participation in a mezzanine loan secured by the ownership interests in entities owning fee title to One Madison Avenue, a 1,100,000 square foot office building located in New York, New York and 95% leased to Credit Suisse. The loan was purchased for $8,469,000 and has an expected unleveraged yield to maturity of 7.58%.

•
a $20,000,000 mezzanine loan secured by the ownership interests in entities owning fee title to One Pepsi Way, a 539,692 square foot Class A office building situated on 206 acres in Westchester County, New York. The two-year loan bears an interest rate of LIBOR plus 4.25% and is subject to three, one-year extensions.

•
a $19,052,187 fully amortizing mezzanine note secured by the ownership interests in the entities owning fee title to the Computer Associates headquarters, a 778,367 square foot office building located in Islandia, New York and 100% leased to Computer Associates. The loan bears an interest of 8.530% and matures on August 15, 2016.

•
a $1,900,000 mezzanine note secured by the ownership interest in the entities owning fee title to 99 Founder’s Plaza, a 148,000 square foot class-B office building in East Hartford, Connecticut and 100% leased to Bank of America. The mezzanine note bears a fixed interest rate of 12% and matures in September 2016.

Preferred Equity:

•
a $30,000,000 participation in a preferred membership interest in an entity which indirectly holds an ownership interest in the owner of a 907,142 square foot office building located at 450 Lexington Avenue, New York, New York. The participation entitles the joint venture to a preferred return of 8.5% and is required to be redeemed prior to August 24, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions

Debt Placements and Acquisitions (Continued)

Remics/Bonds:

•	$87,345,716 in credit mortgage backed securities and collateral debt obligations as follows:

Security	Class	Face Value at Date of Acquisition	Margin/Coupon	Rating Moody's/S&P/Fitch(1)
BSCMS 04 BA5	Class K	$13,000,000	LIBOR + 3.25%	NR/BB/-
COMM 05-FL11	Class L	$15,355,763	LIBOR + 2.25%	NR/BBB-/-
BACM 2005-6	Class KC-E	$11,707,811	6.13%	NR/BBB/-
G-Force	Class J	$11,000,000	5.60%	NR/BBB-/-
LBFRC 2006-LLFA	Class L	$10,000,000	LIBOR + 1.70%	NR/BBB-/BBB-
MSC 2006-XLF	Class M	$7,745,207	LIBOR + 1.65%	NR/BBB-/-
BALL 04 BBA4	Class K	$7,000,000	LIBOR + 3.10%	-/BB/-
BSCMS 06 BBA7	Class K	$4,785,666	LIBOR + 1.70%	NR/BBB-/BBB-
Ball 2003 BBA2	Class L	$3,000,000	7.48%	-/BB/-
Fortress Rake Bond (MF) 1	FRT1	$2,051,269	LIBOR + 0.95%	-/NR/-
Fortress Rake Bond (MF) 2	FRT2	$1,700,000	LIBOR + 1.05%	-/NR/-

(1) Rating at date of purchase

Financings

•
On February 10, 2006, we obtained a first mortgage loan from an unaffiliated third party in the principal amount of $14,800,000, which is secured by our property located in Bridgewater, New Jersey. See “Property Acquisitions and Other Investments” above. The loan bears interest at 5.732%, requires monthly payments of interest only for the first 60 months and then requires monthly payments of principal and interest of approximately $86,000 and is scheduled to mature on March 6, 2016, at which time the outstanding principal balance is expected to be approximately $13,730,000. We received net proceeds from this loan, after satisfying closing costs, of approximately $14,600,000.

•
On March 6, 2006, NK-Marc CAA LLC, a joint venture which is consolidated with us, obtained a $3,500,000 loan from an unaffiliated third party. The loan bears interest at 6.5%, requires monthly payments of principal and interest of approximately $24,000 for 60 months and is scheduled to mature on March 1, 2011. The loan is secured by a first mortgage loan receivable owned by NK-Marc CAA LLC.

•
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

•
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions

Financings (Continued)

•
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

•
On August 31, 2006, we obtained a $17,000,000 first mortgage loan from an unaffiliated third party lender, which is secured by our property located in Glenwillow, Ohio. The loan bears interest at 6.13%, requires monthly payments of interest only for the first two years of the loan term and thereafter principal (based on a 30-year amortization schedule) and interest for the balance of the term. The loan is scheduled to mature on September 6, 2016 at which time the outstanding principal balance is expected to be approximately $14,988,000.

Property Sales

•
On September 30, 2006, we sold our Toledo, Ohio property currently leased to Owens-Illinois for a purchase price of $33,000,000, $1,000,000 in cash plus assumption of the $32,000,000 of outstanding debt encumbering the property. The purchaser, an unaffiliated third party, RVI Group, is the residual value insurer with respect to the property. Owens-Illinois had advised us that it would be vacating the property at the expiration of its lease term, September 30, 2006.

•
On July 13, 2006, we sold 50 of our retail properties to an unaffiliated third party for a gross purchase price of $160,000,000. The sold properties were originally leased to Albertson’s, Inc., contain an aggregate of 2,300,000 square feet and had current lease terms expiring over the next 4.5 years. After closing costs, we received net proceeds of approximately $159,000,000, $22,000,000 of which were used to pay down our note payable. The balance of the net proceeds were deposited with a Qualified Intermediary for use in tax free exchanges pursuant to Section 1031 of the Internal Revenue Code including $49,000,000 which were used for reverse 1031 exchanges in connection with the previously acquired property located in Rochester, New York leased to The Frontier Corporation and the Glenwillow, Ohio property leased to Royal Appliance. We have identified properties to complete the 1031 tax free exchange, including the properties acquired on September 21, 2006 and September 28, 2006 which are leased to Atlas Cold Storage and ODW Logistics, Inc., respectively.

•
In June 2006, we received notice from The Kroger Company exercising their option to purchase under their leases at three properties. Two properties are located in Louisville, Kentucky and one property is located in Columbus, Ohio. The properties will be purchased at the end of the primary term in December 2006 for a negotiated fair market value or appraised value.

•
In June 2005, we entered into an agreement with Honeywell International, Inc. (“Honeywell”), the tenant of four office buildings owned by us in Morris Township, New Jersey to restructure the lease on the properties. Under the restructuring, the tenant waived its right to exercise its economic discontinuance option, and we granted the tenant an option to purchase the properties in 2007 for $41,900,000. As a result of this restructuring, we recognized a $14,754,000 impairment loss in the second quarter of 2005. On October 11, 2006, Honeywell exercised its option to purchase the properties. Pursuant to the terms of the option agreement, the sale of these properties is scheduled to close February 1, 2007, subject to Honeywell’s right to extend.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2006 Transactions (Continued)

Leasing (Continued)

•	As of October 18, 2006, our properties were 97% leased.

•	From January 1, 2006 through October 18, 2006:

•
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

•
on July 25, 2006, we entered into a modification of the lease with respect to a 390,000 square foot office building leased to Cummins Inc., located in Columbus, Indiana. The modification extends the lease term for an additional ten years beyond the current three years remaining. Annual rental income from the property will be increased by 9.5% effective August 2006, with further increases of 5% every three years. In connection with this, we provided the tenant with an $11,500,000 tenant improvement allowance on August 1, 2006.

•
we entered into a lease extension with Federal Express Corporation for its 521,000 square foot office property located in Memphis, Tennessee which provides for an extension of the lease term to June 2019. The per square footage rental rate was modified to range between $13.00 and $14.11 per annum. The tenant retained the right to renew the lease at the end of the extended term for four, five-year terms as provided in the original lease.

•	we entered into a lease renewal with Walgreen’s for its 356,000 square foot facility located in Windsor, Wisconsin which provides for an extension of the lease term to February 2012.

•	we also entered into a lease renewal commencing August 1, 2007 with Entergy Gulf States for 125,000 square feet at its 426,000 square foot Beaumont, Texas property.

•	excluding the transactions discussed above, five tenants representing 13 properties containing 1,208,000 square feet exercised their renewal option.

•
five tenants representing six properties containing 1,198,000 square feet notified us that they would not exercise their renewal option. Our property located in Toledo, Ohio containing 707,000 square feet was sold on September 29, 2006. We have re-let one property representing 68,000 square feet and are currently marketing the remaining properties for lease.

•	of the properties for which we were notified in 2005 of non-renewal, we successfully entered into leases at four properties comprising 138,000 square feet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to those policies during 2006.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement clarifies that market participant assumptions include assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value (such as a pricing model) and/or risk inherent in the inputs to the valuation technique. This Statement clarifies that market participant assumptions also include assumptions about the effect of a restriction on the sale or use of an asset. This Statement also clarifies that a fair value measurement for a liability reflects its nonperformance risk. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not believe that the adoption of SAB 108 will have any effect on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN No. 48 will have on our consolidated financial statements.

In June 2005, FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The adoption of this standard resulted in the consolidation of one previously unconsolidated partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recently Issued Accounting Standards (Continued)

The impact of the adoption on the January 1, 2006 balance sheet was as follows (in thousands):

	Pre-Consolidation	Consolidated
Assets:

Cash	$-	$177
Land	-	1,028
Building, net	-	18,663
Equity investment in limited partnership	6,538	-
Deferred costs, net	-	334
	$6,538	$20,202

Liabilities:

Mortgage loan	$-	$13,664
	$-	$13,664

Results of Operations

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

For purposes of the following comparison of operating results for the nine months ended September 30, 2006 and 2005, the results of operations for the nine months ended September 30, 2005 reflect the results of operations of 100% of the Operating Partnership. Net income for the nine months ended September 30, 2006 reflects only Newkirk Realty Trust, Inc.’s 30.1% interest in the Operating Partnership.

Rental Income

Rental income increased by $8,445,000 to $147,721,000 for the nine months ended September 30, 2006 from $139,276,000 for the nine months ended September 30, 2005. The increase was primarily due to rental income of approximately $7,639,000 from new acquisitions, approximately $7,682,000 of rental income from previously unconsolidated entities, and a lease termination fee of $399,000 recognized in the current period. The foregoing increases were partially offset by: (i) a decrease in the amount received for rent relating to a settlement with Kmart of approximately $817,000; (ii) $1,344,000 relating to new vacancies; (iii) a decrease of approximately $1,409,000 due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates; (iv) a decrease of $1,680,000 due to the lease modification with Federal Express Corporation; (v) a $909,000 charge against rental income related to the net amortization on above and below market leases and (vi) a $1,058,000 charge relating to tenant improvement allowances. Leased square footage at September 30, 2005 was 98.6%. Leased square footage increased from approximately 96.5% at December 31, 2005 to approximately 96.7% at September 30, 2006.

Interest and Other Income

Interest income increased by $8,997,000 to $11,371,000 for the nine months ended September 30, 2006 from $2,374,000 for the nine months ended September 30, 2005. The increase was primarily the result of higher cash balances due to the IPO. In addition, we recognized an increase of approximately $3,450,000 of interest from loans receivable and $825,000 of interest on our cash being held with the 1031 exchange intermediary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005 (Continued)

Management Fee Income

Management fee income decreased by $39,000 to $188,000 for the nine months ended September 30, 2006 from $227,000 for the nine months ended September 30, 2005. The decrease is attributable to fewer properties under management resulting from the sale of properties owned by unconsolidated partnerships.

Interest Expense

Interest expense decreased by $5,490,000 to $40,619,000 for the nine months ended September 30, 2006 compared to $46,109,000 for the nine months ended September 30, 2005. The decrease was primarily due to loan paydowns during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing with KeyBank National Association.

Loss from Early Extinguishment of Debt

We recorded a loss from early extinguishment of debt during the nine months ended September 30, 2005 of $25,685,000. The loss from early extinguishment of debt was primarily due to the refinancing of debt which occurred on August 11, 2005. We incurred approximately $21,428,000 of prepayment penalties, and approximately $6,005,000 of deferred mortgage costs were written off as a result of the refinancing. We also recorded a net gain on the extinguishment of the debt refinanced of approximately $1,748,000 as the carrying value for financial reporting purposes was higher than the amount paid off.

Depreciation

Depreciation expense increased by $2,891,000 to $23,556,000 for the nine months ended September 30, 2006 compared to $20,665,000 for the nine months ended September 30, 2005. The increase was due to the inclusion of depreciation from previously unconsolidated entities of $1,383,000 and depreciation on new acquisitions of $1,324,000.

Compensation Expense for Exclusivity Rights

The compensation expense for exclusivity rights of $2,500,000 for the nine months ended September 30, 2006, represents the portion of shares issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, our Chief Executive Officer, that are no longer subject to forfeiture restrictions. At September 30, 2006, 451,390 shares remain subject to forfeiture, which amount reduces by 17,361 shares each month. Upon consummation of the merger with LXP, the forfeiture restrictions related to these shares will terminate, and we will recognize compensation expense for the balance of the shares.

Merger Costs

We recorded merger costs of $2,726,000 for the nine months ended September 30, 2006, which represent investment banker and other professional costs incurred as a result of the anticipated merger with LXP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005 (Continued)

General and Administrative Expense

General and administrative expense increased by $4,283,000 to $7,264,000 for the nine months ended September 30, 2006 from $2,981,000 for the nine months ended September 30, 2005. This increase was primarily due to an increase in management fee expense of $2,155,000 and expenses incurred in 2006 associated with being a publicly traded company.

Operating Expenses

Operating expenses increased to $4,811,000 for the nine months ended September 30, 2006 from $397,000 for the nine months ended September 30, 2005. This increase was primarily the result of the consolidation of non-net leased property and acquisition of new leased properties under which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

Impairment Loss

We recorded an impairment loss of $2,750,000 during the nine months ended September 30, 2005, $2,200,000 of which related to a property located in Evanston, Wyoming and $550,000 of which related to a property located in Rock Falls, Illinois.

Amortization Expense

Amortization expense increased by $2,603,000 to $4,612,000 for the nine months ended September 30, 2006 compared to $2,009,000 for the nine months ended September 30, 2005. The consolidation of a previously unconsolidated entity increased amortization expense by approximately $783,000. The increase was also due to amortization of approximately $1,774,000 of lease intangibles during the nine months ended September 30, 2006.

Ground Rent

Ground rent expense increased by $101,000 to $1,750,000 for the nine months ended September 30, 2006 compared to $1,649,000 for the nine months ended September 30, 2005. The increase in ground rent expense is primarily the result of an increase in the ground rental rate for a property located in Orlando, Florida.

State and Local Taxes

State and local tax expense decreased by $114,000 to $1,361,000 for the nine months ended September 30, 2006 compared to $1,475,000 for the nine months ended September 30, 2005. The decrease is primarily due to a lower tax estimate for the state of Tennessee.

Minority Interest Expense of Partially-Owned Entities

Minority Interest Expense of Partially-Owned Entities for the nine months ended September 30, 2006 of $15,948,000 represents the minority interest expense of the Operating Partnership. The minority interest expense related to these interests is classified as minority interest expense in the Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005 (Continued)

Equity in (Loss) Income from Investments in Limited Partnerships and Joint Ventures

Equity in (loss) income from investments in limited partnerships and joint ventures decreased by $806,000 to $1,511,000 for the nine months ended September 30, 2006 compared to $2,317,000 for the nine months ended September 30, 2005. The decrease was primarily a result of the consolidation of Sunset Park West L.P. and Browen Associates.

Minority Interest Expense

Minority interest expense increased by $26,486,000 to $40,457,000 for the nine months ended September 30, 2006 compared to $13,971,000 for the nine months ended September 30, 2005. The minority interest expense for the nine months ended September 30, 2006 represents the 30.1% minority interest partner’s share of the Operating Partnership. The minority interest expense for the nine months ended September 30, 2005 of $13,971,000 represents the Operating Partnership’s minority interest expense relating to partnerships which are not wholly-owned by the Operating Partnership. The Operating Partnership’s minority interest expense for the nine months ended September 30, 2006 is classified as Minority Interest Expense of Partially-Owned Entities in the September 30, 2006 statement of operations.

Discontinued Operations

Income from discontinued operations was $19,167,000 and $6,516,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, there were 58 properties in discontinued operations.

Our office property in Toledo, Ohio continues to be in discontinued operations as it was sold on September 29, 2006. Loss from discontinued operations relating to this property amounted to $377,000 and $9,707,000 for the nine months ended September 30, 2006 and 2005, respectively. Included in the nine months ended September 30, 2006 is a gain on sale of real estate of $951,000, and included in the nine months ended September 30, 2005 is an impairment loss of $11,328,000.

On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties leased to Albertson's Inc. for a gross purchase price of $160,000,000. These properties were sold on July 13, 2006. Income from discontinued operations relating to this transaction amounted to $71,362,000 and $9,319,000 for the nine months ended September 30, 2006 and 2005, respectively. Included in the nine months ended September 30, 2006 is a gain on sale of real estate of $62,300,000

In June 2006, three retail properties in Columbus, Ohio and Louisville, Kentucky were identified as held for sale as we were notified by The Kroger Company that they were exercising their purchase option under their leases. The transaction will take place in December 2006. Income relating to these properties amounted to $945,000 and $1,015,000 for the nine months ended September 30, 2006 and 2005, respectively, and is included in discontinued operations.

In October 2006, Honeywell exercised their option to purchase four properties located in Morris Township, New Jersey in 2007 for $41,900,000. Income (loss) from discontinued operations relating to these properties amounted to $4,426,000 and $(10,943,000) for the nine months ended September 30, 2006 and 2005, respectively. Included in the nine months ended September 30, 2005 is an impairment loss of $14,754,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005 (Continued)

Discontinued Operations (Continued)

During the nine months ended September 30, 2005, we sold six properties for a combined net sales price of approximately $31,300,000. We recognized a net gain on disposal of these properties of $16,077,000. The loss from discontinued operations includes an $883,000 impairment loss on two properties located in Texas which were sold during the nine months ended September 30, 2005. The nine months ended September 30, 2005 income from discontinued operations also includes the operations of a property sold subsequent to September 30, 2005.

Minority interest expense from discontinued operations was $57,297,000 and $38,000 for the nine months ended September 30, 2006 and 2005, respectively.

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

For purposes of the following comparison of operating results for the three months ended September 30, 2006 and 2005, the results of operations for the three months ended September 30, 2005 reflect the results of operations of 100% of the Operating Partnership. Net income for the three months ended September 30, 2006 reflects only Newkirk Realty Trust, Inc.’s 30.1% interest in the Operating Partnership.

Rental Income

Rental income increased by $2,481,000 to $48,695,000 for the three months ended September 30, 2006 from $46,214,000 for the three months ended September 30, 2005. The increase was due primarily to rental income of approximately $3,617,000 from new acquisitions and approximately $2,602,000 of rental income from previously unconsolidated entities. The foregoing increases were partially offset by: (i) approximately $426,000 relating to new vacancies; (ii) a decrease of approximately $622,000 due to lower rental income resulting from lease renewals at rates that are lower than the primary term rates; (iii) a $304,000 charge against rental income related to the net amortization on above and below market leases and $569,000 relating to tenant improvement allowances and (v) a decrease of $1,680,000 due to the lease modification with Federal Express Corporation.

Interest and Other Income

Interest income increased by $3,549,000 to $4,393,000 for the three months ended September 30, 2006 from $844,000 for the three months ended September 30, 2005. The increase was primarily the result of higher cash balances due to the IPO. In addition, we recognized an increase of approximately $1,264,000 of interest from loans receivable and $825,000 of interest on our cash being held with the 1031 exchange intermediary.

Management Fee Income

Management fee income decreased by $4,000 to $64,000 for the three months ended September 30, 2006 from $68,000 for the three months ended September 30, 2005. The decrease is attributable to fewer properties under management resulting from the sale of properties owned by unconsolidated partnerships.

Interest Expense

Interest expense increased by $373,000 to $14,600,000 for the three months ended September 30, 2006 compared to $14,227,000 for the three months ended September 30, 2005. The increase was

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005 (Continued)

primarily due to interest on new acquisition debt which was partially offset by loan prepayments during the period and scheduled principal payments along with a reduced interest rate incurred in connection with our August 11, 2005 refinancing with KeyBank National Association.

Loss from Early Extinguishment of Debt

We recorded a loss from early extinguishment of debt during the three months ended September 30, 2005 of $25,685,000. The loss from early extinguishment of debt was primarily due to the refinancing of debt which occurred on August 11, 2005. We incurred approximately $21,428,000 of prepayment penalties, and approximately $6,005,000 of deferred mortgage costs were written off as a result of the refinancing. We also recorded a net gain on the extinguishment of the debt refinanced of approximately $1,748,000 as the carrying value for financial reporting purposes was higher than the amount paid off.

Depreciation

Depreciation expense increased by $826,000 to $7,997,000 for the three months ended September 30, 2006 compared to $7,171,000 for the three months ended September 30, 2005. The increase is primarily attributable to the inclusion of depreciation from previously unconsolidated entities of $470,000 and depreciation on new acquisitions of $579,000. The increase was partially offset by a decrease in depreciation during the period of $359,000 due to the catch up of depreciation on a Bedford, Texas property which was brought into continuing operations from discontinued operations during the third quarter of 2005.

Compensation Expense for Exclusivity Rights

The compensation expense for exclusivity rights of $833,000 for the three months ended September 30, 2006, represents the portion of shares issued by us in exchange for certain exclusivity rights relating to net leased business opportunities offered to or generated by Michael L. Ashner, our Chief Executive Officer, that are no longer subject to forfeiture restrictions.

Merger Costs

We recorded merger costs of $2,726,000 for the three months ended September 30, 2006, which represent investment banker and other professional costs incurred as a result of the anticipated merger with LXP.

General and Administrative Expense

General and administrative expense increased by $1,093,000 to $2,248,000 for the three months ended September 30, 2006 from $1,155,000 for the three months ended September 30, 2005. This increase was primarily due to an increase in management fee expense of $718,000 and expenses incurred in 2006 associated with being a publicly traded company.

Operating Expenses

Operating expenses increased by $1,652,000 to $1,832,000 for the three months ended September 30, 2006 from $180,000 for the three months ended September 30, 2005. This increase was primarily the result of the consolidation of a non-net leased property and acquisition of new leased properties under which we are required to bear certain operating costs, as well as operating costs related to vacant properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005 (Continued)

Impairment Loss

A $550,000 impairment loss was recorded during the three months ended September 30, 2005 on a property located in Rock Falls, Illinois. The impairment was recorded due to the receipt of an offer to purchase which was less than the carrying value of the property.

Amortization Expense

Amortization expense increased by $1,112,000 to $1,808,000 for the three months ended September 30, 2006 compared to $696,000 for the three months ended September 30, 2005. The consolidation of a previously unconsolidated entity increased amortization expense by approximately $281,000. The increase was also due to amortization of approximately $822,000 of lease intangibles during the three months ended September 30, 2006.

Ground Rent

Ground rent expense decreased by $22,000 to $603,000 for the three months ended September 30, 2006 compared to $625,000 for the three months ended September 30, 2005. The decrease in ground rent expense is primarily the result of a catch up in the ground rent for a property located in Orlando, Florida during the three months ended September 30, 2005 due to negotiations of the fair market value rental rate.

State and Local Taxes

State and local tax expense decreased by $217,000 to $180,000 for the three months ended September 30, 2006 compared to $397,000 for the three months ended September 30, 2005. The decrease was primarily due to a lower tax estimate for the State of Tennessee.

Minority Interest Expense of Partially-Owned Entities

Minority Interest Expense of Partially-Owned Entities for the three months ended September 30, 2006 of $5,292,000 represents the minority interest expense of the Operating Partnership. The minority interest expense related to these interests is classified as minority interest expense in the Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2005.

Equity in (Loss) Income from Investments in Limited Partnerships and Joint Ventures

Equity in (loss) income from investments in limited partnerships and joint ventures decreased by $994,000 to ($198,000) for the three months ended September 30, 2006 compared to $796,000 for the three months ended September 30, 2005. The decrease was due to ($770,000) from our investment in 111 Debt Holdings LLC and as a result of the consolidation of Sunset Park West L.P. and Browen Associates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005 (Continued)

Minority Interest Expense

Minority interest expense increased by $6,161,000 to $10,858,000 for the three months ended September 30, 2006 compared to $4,697,000 for the three months ended September 30, 2005. The minority interest expense for the three months ended September 30, 2006 represents the 30.1% minority interest partner’s share of the Operating Partnership. The minority interest expense for the three months ended September 30, 2005 of $4,697,000 represents the Operating Partnership’s minority interest expense relating to partnerships which are not wholly-owned by the Operating Partnership. The Operating Partnership’s minority interest expense for the three months ended September 30, 2006 is classified as Minority Interest Expense of Partially-Owned Entities in the September 30, 2006 statement of operations.

Discontinued Operations

Income from discontinued operations amounted to $15,839,000 and $14,621,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. At September 30, 2006, there were 58 properties in discontinued operations.

Our office property in Toledo, Ohio continues to be in discontinued operations as it is was sold on September 29, 2006. Income (loss) from discontinued operations relating to this property amounted to $537,000 and ($1,174,000) for the three months ended September 30, 2006 and 2005, respectively. Included in the three months ended September 30, 2006 is a gain on sale of real estate of $951,000.

On April 3, 2006, we entered into a letter of intent to sell 50 of our retail properties leased to Albertson's Inc. for a gross purchase price of $160,000,000. Income from discontinued operations relating to this transaction amounted to $62,691,000 and $2,343,000 for the three months ended September 30, 2006 and 2005, respectively. Included in the three months ended September 30, 2006 is a gain on sale of real estate of $62,300,000.

In June 2006, three retail properties in Columbus, Ohio and Louisville, Kentucky were identified as held for sale as we were notified by The Kroger Company that they were exercising their purchase option under their leases. The transaction will take place in December 2006. Income relating to these properties amounted to $362,000 and $480,000 for the three months ended September 30, 2006 and 2005, respectively, and is included in discontinued operations.

In October 2006, Honeywell International Inc. exercised their option to purchase four properties located in Morris Township, New Jersey in 2007 for $41,900,000. Income (loss) from discontinued operations relating to these properties amounted to $1,507,000 and ($1,804,000) for the three months ended September 30, 2006 and 2005, respectively.

During the three months ended September 30, 2005, we sold two properties for a combined net sales price of approximately $28,200,000. We recognized a net gain on sale of these properties of approximately $15,477,000. The three months ended September 30, 2005 income from discontinued operations also includes the operations of a property sold subsequent to September 30, 2005.

Minority interest expense from discontinued operations was $49,253,000 and $9,000 for the three months ended September 30, 2006 and 2005, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Accordingly, we do not anticipate significant needs for cash for these costs. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of September 30, 2006, nine properties were not subject to leases, representing approximately 3% of our total square footage. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our revolving credit line and issuance of equity and debt, as well as other alternatives, will provide the necessary capital required for our investment activities.

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

Cash Flows

We had cash and cash equivalents of $133,859,000 at September 30, 2006.

Our level of liquidity based upon cash and cash equivalents decreased by approximately $40,957,000 during the nine months ended September 30, 2006. The decrease resulted from $128,798,000 of cash used in our investing activities and $50,596,000 of cash used in our financing activities, which was partially offset by $138,437,000 of cash provided by our operating activities.

Cash provided by operating activities of $138,437,000 was comprised of: (i) net income of $34,442,000; (ii) adjustments for non-cash items of $80,903,000, and (iii) a net positive change in operating assets and liabilities of $23,092,000.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $41,736,000; (ii) minority interest of $97,754,000; (iii) compensation expense related to the exclusivity rights of $2,500,000; and (iv) the effect of straight-lining of rental income of $4,675,000, partially offset by: (i) interest earned on restricted cash of $1,341,000; (ii) gain from disposal of real estate securities available for sale of $88,000; (iii) gain from disposal of real estate of $63,234,000 and (iv) equity in net income of partially-owned entities of $1,099,000. See “Results of Operations” above for additional details on our operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash Flows (Continued)

Cash used in our investing activities consisted of: (i) $167,725,000 of new land and building acquisitions and improvements to our existing properties; (ii) purchases of various real estate securities of $12,435,000; (iii) costs to obtain new leases of $2,494,000; (iv) investment in joint venture of $36,866,000; (v) costs incurred to originate a loan of $21,000; (vi) deposits for future real estate acquisitions of $4,996,000; (vii) investments in limited partnerships of $1,095,000; (viii) investments in debt securities of $53,616,000 which were subsequently contributed to a joint venture on March 31, 2006 and (ix) a change in restricted cash of $37,399,000. The increase in restricted cash was primarily a result of a $137,663,000 deposit to a Section 1031 qualified intermediary of some of the proceeds from the sale of the 50 properties originally leased to Albertson’s Inc. to be used in tax free exchanges. This increase was offset by (i) the use of $89,928,000 of the deposit with the Section 1031 qualified intermediary to acquire properties to complete the exchange, and (ii) the use of $11,294,000 of restricted cash to pay down the loan with KeyBank National Association. Cash provided by investing activities consisted of: (i) $1,379,000 in proceeds from the disposal of real estate securities available for sale; (ii) deposits used in the acquisition of land and buildings of $6,315,000; (iii) $52,000 in collections of loans receivable; (iv) $419,000 of cash related to previously unconsolidated entities; (v) net proceeds from disposal of real estate of $168,810,000; and (vi) a return of capital from an investment in joint venture of $10,874,000.

During the nine months ended September 30, 2006 our financing activities used cash primarily for: (i) principal payment on mortgage notes of $48,316,000, (ii) principal payments on notes payable of $44,388,000, (iii) $20,731,000 of dividends made to our stockholders; (iv) distributions to minority interest of $53,234,000; and (v) financing costs of $1,507,000. Cash provided by financing activities consisted primarily of: (i) $85,555,000 of proceeds from mortgage notes and (ii) $32,025,000 of proceeds from a line of credit. The line of credit was contributed to a joint venture on March 31, 2006.

Dividends

In connection with our intention to qualify as a REIT for Federal income tax purposes, we expect to pay regular dividends to stockholders. These dividends are expected to be paid from operating cash flows and/or other sources.

During the nine months ended September 30, 2006, we paid dividends of $20,731,000 ($1.07 per share).

In September 2006, we declared a dividend of $7,750,000 ($0.40 per share) which was paid on October 16, 2006 to the stockholders of record as of September 30, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangement as as of September 30, 2006.

Capital Expenditures

Due to the net lease nature of our leases, we do not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire or as we restructure leases, we expect to incur costs in extending the existing tenant lease or re-tenanting the properties. In this regard, we have entered into the following agreements:

•	During the first quarter of 2006, we entered into an agreement with Raytheon Company to provide the tenant with $21,500,000 in tenant improvement allowances over a 40-month period.

•
We entered into contracts relating to demolition, restroom renovation and replacement of ceiling systems for the property located in Bedford, Texas for an aggregate anticipated cost of $2,000,000. Approximately $2,000 is remaining to be expended as of October 18, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Capital Expenditures

•
On July 25, 2006, we entered into a modification of lease with respect to an office building leased to Cummins Inc. In connection with this, we provided the tenant with an $11,500,000 tenant improvement allowance paid on August 1, 2006.

The amounts of future expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We incurred approximately $23,300,000 of these expenditures during the nine months ended September 30, 2006. Future expenditures are expected to be funded from operating cash flows or borrowings.

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

The following presents a reconciliation of our income from operations to our adjusted funds from operations for the nine months ended September 30, 2006 (in thousands):

Net income	$34,442

Real estate depreciation	10,348
Amortization of capitalized leasing costs	1,211
Real estate depreciation of unconsolidated interests	201
Gain from disposal of real estate	(15,289)
Funds from operations	30,913

Add: Compensation expense incurred for exclusivity rights	752

Adjusted funds from operations	$31,665

Adjusted funds from operations includes $24,272,000 of adjusted funds from continuing operations and $7,393,000 of adjusted funds used in discontinued operations for the nine months ended September 30, 2006.

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

At September 30, 2006, we had one loan which had a variable interest rate. The loan, which had an outstanding balance of $549,074,000 at September 30, 2006, was obtained in August 2005 and has a three-year term. Interest on the outstanding balance accrues at a rate equal to, at our option, either (i) LIBOR rate (as defined) plus 175 basis points or (ii) the bank’s prime rate plus 50 basis points. As a result of the acquisition of interest rate swap and cap agreements, (i) LIBOR on the loan is effectively fixed at 4.642% for $250,000,000 of this loan for five years and (ii) the LIBOR rate on $295,000,000 of the loan (decreasing to $290,000,000 as of December 1, 2006) will be capped at 5.0% through November 2006 and 6.0% from December 2006 until August 2008.

We elected to pay the loan based on the LIBOR rate. The following table shows what the annual effect of a change in the LIBOR rate (5.32% at September 30, 2006) would have on interest expense based upon the balance of the variable rate loan at September 30, 2006.

Interest expense effect (in thousands) of LIBOR increase (decrease):

	-3%	-2%	-1%	1%	2%	3%
Change in consolidated interest expense	$(8,028)	$(5,037)	$(2,047)	$41	$81	$122
Pro-rata share of change in interest expenses of debt on non-consolidated entities	(1,366)	(911)	(455)	455	911	1,366
Minority interest share	6,569	4,159	1,749	(347)	(694)	(1,041)
Proforma (increase) decrease in net income	$(2,825)	$(1,789)	$(753)	$149	$298	$447

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. In addition, we have a pro-rata share of notes and mortgage loans receivable aggregating $69,380,000 as of September 30, 2006, which are based on variable rates and partially mitigate our exposure to change in interest rates.

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

ITEM 4.	CONTROLS AND PROCEDURES (Continued)

No change occurred in our Company’s internal controls concerning financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWKIRK REALTY TRUST, INC.

Dated: November 8, 2006	By:	/s/ Michael L. Ashner
Michael L. Ashner
Chief Executive Officer

Dated: November 8, 2006	By:	/s/ Thomas C. Staples
Thomas C. Staples
Chief Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated July 23, 2006, by and among the Company and Lexington Corporate Properties Trust	(h)

	Amendment No. 1 to Agreement and Plan of Merger dated September 11, 2006, by and among Newkirk Realty Trust and Lexington Corporate Properties Trust	(j)

2.3	Amendment No. 2 to Agreement and Plan of Merger dated October 13, 2006, by and among Newkirk Realty Trust and Lexington Corporate Properties Trust	(k)

3.1	Amended and Restated Articles of Incorporation of the Company	(d)

3.2	Amended and Restated By-laws of the Company	(d)

4.1	Form of Certificate of Common Stock	(c)

4.2	Form of Special Voting Preferred Stock	(c)

10.1	Advisory Agreement, dated as of November 7, 2005, by and between the Company, The Newkirk Master Limited Partnership and NKT Advisors LLC.	(d)

10.2
Acquisition Agreement, dated as of November 7, 2005, between the Company and First Union Real Estate Equity and Mortgage Investments ("First Union") (incorporated by reference to Exhibit 10.4 to First Union's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).
(d)

10.3	Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated as of November 7, 2005.	(d)

10.4	First Amendment to Amended and Restated Agreement of Limited Partnership of The Newkirk Master Limited Partnership dated June 1, 2006	(i)

10.5	Registration Rights Agreement, dated as of November 7, 2005, between the Company and Vornado Realty Trust	(d)

10.6	Registration Rights Agreement dated as of November 7, 2005, between the Company and Apollo Real Estate Investment Fund III, L.P. ("Apollo")	(d)

10.7	Registration Rights Agreement dated as of November 7, 2005, between the Company and First Union.	(d)

10.8	Unit Purchase Agreement between the Company and Apollo.	(d)

10.9	Unit Purchase Agreement between the Company and WEM-Brynmawr Associates LLC.	(d)

10.10	Securities Purchase Agreement between the Registrant and First Union	(d)

10.11	Exclusivity Services Agreement between the Company and Michael L. Ashner.	(d)

10.12	Lock-Up Agreement dated November 7, 2005 among First Union and the Underwriters named therein.	(d)

10.13	Registrant's 2005 Stock Incentive Plan	(c)

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

(c)	Incorporated by reference to Amendment No. 5 to the Registrant's Registration Statement on Form S-11 (Registration No. 333-127278) filed on October 28, 2005
(d)	Incorporated by reference to the Company's Current Report on 8K filed November 15, 2005
(e)	Incorporated by reference to the Company's Current Report on 8K filed April 5, 2006
(f)	Incorporated by reference to the Company's Current Report on 8K filed April 12, 2006
(g)	Incorporated by reference to the Company's Current Report on 8K filed May 30, 2006
(h)	Incorporated by reference to the Company's Current Report on 8K filed July 24, 2006
(i)	Incorporated by reference to the Company's Quarterly Report on Form 10Q for the period ended June 30, 2006.
(j)	Incorporated by reference to the Company's Current Report on 8K filed September 13, 2006
(k)	Incorporated by reference to the Company's Current Report on 8K filed October 13, 2006.